Form 10-Q
period 1996-03-31
SYNTELLECT INC
filed 1996-05-14
CIK 758830

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               ----   ----

                       Commission File Number: 0 - 18323

                                SYNTELLECT INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        86-0486871
(State or other jurisdiction  of                        (IRS employer
incorporation)                                          identification number)

1000 Holcomb Woods Parkway, Suite 410A, Roswell, Georgia   30076
(Address of principal executive office)                  (Zip Code)

                                 (770) 587-0700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES [X]  NO [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               13,403,378 shares of common stock, $.01 par value, were outstanding on April 30, 1996

                        SYNTELLECT INC. AND SUBSIDIARIES
                                     INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets-
                           March 31, 1996 and December 31, 1995                            3

                  Condensed Consolidated Statements of Operations-
                           Three Months Ended March 31, 1996 and March 31, 1995            4

                  Condensed Consolidated Statements of Cash Flows-
                           Three Months Ended March 31, 1996 and March 31, 1995            5

                  Notes to Condensed Consolidated Financial Statements                     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                8

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                     10

         Item 6.  Exhibits and Reports on Form 8-K                                        10


SIGNATURES                                                                                11

EXHIBITS

         Exhibit 10.14 - Stock Purchase Agreement, dated April 1, 1996,
         between Syntellect Inc. and Atlas Telecom, Inc.                                  12

         Exhibit 11 - Schedule of Computation of Net Income (Loss) Per Share              21

         Exhibit 27 - Finanical Data Schedule                                             22

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                          March 31,      December 31,
                                                           1996             1995
                                                           ----             ----
                                                        (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                        $  2,860       $  5,125
         Marketable securities                               5,362          4,225
         Receivables, net                                   12,315         14,881
         Inventories                                         6,028          5,293
         Prepaid expenses                                    1,748          2,154
         Deferred contract costs                                 0          1,133
                                                                 -       --------
                  Total current assets                      28,313         32,811

Property and equipment, net                                  5,947          5,821

Other assets                                                 1,045          1,087
                                                             -----       --------
                                                          $ 35,305       $ 39,719
                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                 $  2,132       $  3,660
         Accrued liabilities                                 5,856          7,168
         Customer deposits                                     662            482
         Deferred revenue                                    3,056          3,311
         Current portion of long-term debt                     326            747
                                                          --------       --------
                  Total current liabilities                 12,032         15,368

Long-term debt, less current portion                            96            175

Shareholders' equity:
         Preferred stock, $.01 par value. Authorized
              2,500,000 shares; no shares issued
              or outstanding                                   --             --
         Common stock, $.01 par value. Authorized              134            134
              25,000,000 shares; issued and outstanding,
              13,403,378 and 13,381,753, respectively
         Additional paid-in capital                         60,312         60,246
         Deferred compensation                                 (81)           (91)
         Accumulated deficit                               (35,898)       (34,815)
         Foreign currency translation adjustment              (151)          (140)
         Unrealized holding gain (loss) on marketable
              securities                                         2            (17)
                                                          --------       --------
                                                            24,318         25,317
         Treasury stock, at cost, 175,732 shares            (1,141)        (1,141)
                                                          --------       --------
                                                            23,177         24,176
                                                          --------       --------

                                                          $ 35,305       $ 39,719
                                                          ========       ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                         Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                       1996                 1995
                                                       ----                 ----
                                                             (unaudited)
Net revenues:
         System sales                                $ 7,539              $ 8,723
         Service bureau                                2,165                1,374
         Maintenance and other services                3,242                3,202
                                                     -------              -------
                  Total net revenues                  12,946               13,299

Cost of revenues:
         System sales                                  4,557                4,627
         Service bureau                                1,202                  737
         Maintenance and other services                  843                  757
                                                     -------              -------
                  Total cost of revenues               6,602                6,121
                                                     -------              -------
                  Gross margin                         6,344                7,178

Operating expenses:
         Selling, marketing and administrative         5,162                4,854
         Research and development                      1,528                1,171
         Depreciation and amortization                   793                  733
                                                     -------              -------
                  Total operating expenses             7,483                6,758
                                                     -------              -------

Operating income (loss)                               (1,139)                 420

Other income (expense)
         Interest income                                 105                  173
         Other                                           (49)                  (4)
                                                     -------              -------
                                                          56                  169
                                                     -------              -------

Income (loss) before income taxes                     (1,083)                 589

         Income taxes                                      0                   25
                                                     -------              -------
         Net income (loss)                           $(1,083)             $   564
                                                     =======              =======

Net income (loss) per common and equivalent share    $ (0.08)             $  0.04
                                                     =======              =======

Shares used in per share calculations                 13,388               13,790
                                                     =======              =======

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                          1996               1995
                                                                          ----               ----
                                                                               (unaudited)
Cash flows from operating activities:

         Net income (loss)                                               $(1,083)            $564
         Adjustments to reconcile net income (loss) to net cash
              provided by operating activities:

                  Depreciation and amortization                              793              733
                  Provision for doubtful accounts                             90               65
                  Provision for inventory obsolescence                         9                6
                  Stock option compensation expense                           10                7
                  (Increase) decrease in receivables                       2,476              453
                  (Increase) decrease in inventories                        (744)            (595)
                  Increase (decrease) in accounts payable                 (1,528)             (11)
                  Increase (decrease) in accrued liabilities              (1,312)            (871)
                  Change in other assets and liabilities                   1,479              (80)

                           Total adjustments                               1,273             (293)

                       Net cash provided by operating activities             190              271

Cash flows from investing activities:

         Purchase of marketable securities                                (3,607)             (26)
         Maturities of marketable securities                               2,489               12
         Purchase of property and equipment                                 (892)            (586)
         Proceeds from disposition of Dytel product line                      --               39

                       Net cash used in investing activities              (2,010)            (561)


Cash flows from financing activities:

         Proceeds from sale of common stock                                   66               20
         Principal payments on long-term debt                               (500)            (309)

                       Net cash used in financing activities                (434)            (289)


Effect of exchange rates on cash                                             (11)             130


Net decrease in cash and cash equivalents                                 (2,265)            (449)

Cash and cash equivalents at beginning of period                           5,125            5,921


Cash and cash equivalents at end of period                               $ 2,860          $ 5,472
                                                                         =======          =======

Supplemental disclosure of cash flow information:

         Cash paid for interest                                          $    16          $    37
                                                                         =======          =======

         Cash paid for income taxes                                      $   155          $    --
                                                                         =======          =======

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except shares and per share amounts)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Syntellect Inc. (the "Company") and its wholly-owned subsidiaries, Pinnacle Investment Associates, Inc., Syntellect Canada Inc., Syntellect Europe Ltd., Syntellect Technology Corp. (formerly Dytel, Inc.) and Syntellect Network Systems Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 annual report on Form 10-K. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      ACQUISITION OF PINNACLE INVESTMENT ASSOCIATES, INC.

         On March 14, 1996, Syntellect completed its acquisition of Pinnacle Investment Associates, Inc. ("Pinnacle") in a transaction that has been accounted for as a pooling of interests. Pursuant to the terms of the merger, Syntellect issued 4,685,838 shares of common stock and assumed outstanding options belonging to Pinnacle stockholders for the purchase of an additional 740,848 shares of common stock at a weighted average exercise price of $1.04 per share. The common stock issued in this transaction had a total value of $20.5 million based on the fair market value of the common stock on the date of issuance. Pinnacle is a holding company that owns all of the outstanding capital stock of Telecorp Systems, Inc. ("Telecorp"). Telecorp develops and distributes inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and health care industries.

         The financial position and results of operations of Syntellect and Pinnacle for all periods presented have been restated to give effect to the merger. The following presents supplemental disclosure of the separate results of Syntellect and Pinnacle for those periods presented in the accompanying financial statements prior to the date of the merger.

                       Combined Condensed Balance Sheets
                            As of December 31, 1995
                                  (unaudited)

                                                 SYNTELLECT         PINNACLE             COMBINED
                                                 ----------         --------             --------
           Assets
                    Current assets                $24,893             $ 7,918             $32,811
                    Property and equipment          3,785               2,036               5,821
                    Other assets                    1,040                  47               1,087
                                                  -------             -------             -------
                                                  $29,718             $10,001             $39,719
                                                  =======             =======             =======
                    Liabilities
                    Current liabilities           $ 9,614             $ 5,754             $15,368
                    Long-term debt                    175                  --                 175
                                                    9,789               5,754              15,543
           Shareholders' equity                    19,929               4,247              24,176

                                                  $29,718             $10,001             $39,719
                                                  =======             =======             =======

                  Combined Condensed Statements of Operations
                   For The Three Months Ended March 31, 1995
                                  (unaudited)

                                                       SYNTELLECT           PINNACLE           COMBINED
                                                       ----------           --------           --------
           Net revenues                                 $10,156              $3,143             $13,299
           Cost of revenues                               4,565               1,556               6,121
                                                        -------              ------             -------
                    Gross margin                          5,591               1,587               7,178

           Operating expenses                             5,283               1,475               6,758
                                                        -------              ------             -------
                    Operating income                        308                 112                 420

           Other income (expense)                           131                  38                 169
                                                        -------              ------             -------
                    Income (loss) before taxes              439                 150                 589
                    Income tax expense                       25                  --                  25
                                                        -------              ------             -------

           Net income                                   $   414              $  150             $   564
                                                        =======              ======             =======

           Net income per share                         $   .05              $  .03             $   .04
                                                        =======              ======             =======

           Shares used in per share calculation           8,643               5,147              13,790
                                                        =======              ======             =======

(3)      INVENTORIES

         Inventories consist of the following:

                                                                  March 31,        December 31,
                                                                    1996              1995
                                                                    ----              ----
                  Finished goods                                $  6,071          $  5,499
                  Purchased components                             4,562             6,729
                  Repair, warranty and maintenance inventory       1,881             2,090
                                                                --------          --------
                                                                  12,514            14,318

                  Less allowances for obsolescence                (6,486)           (9,025)
                                                                --------          --------
                                                                $  6,028          $  5,293
                                                                ========          ========

(4)      DISPOSITION OF SYNTELLECT NETWORK SYSTEMS INC. SUBSIDIARY

On April 1, 1996, the Company sold its Syntellect Network Systems Inc. subsidiary ("SNS") under a stock purchase agreement with an unrelated third party. Under the Agreement, the Company sold all of the issued and outstanding shares of SNS common stock for $720. The sales price will be received in 24 monthly installments of $30, without interest, beginning April 1996. The Company expects to realize a gain on this transaction, however, the final gain cannot be calculated at this time as the purchase price is subject to certain adjustments through August 1, 1996.

                        SYNTELLECT INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF PINNACLE INVESTMENT ASSOCIATES, INC.

         On March 14, 1996, Syntellect completed its acquisition of Pinnacle Investment Associates, Inc. ("Pinnacle") in a transaction that has been accounted for as a pooling of interests. Pursuant to the terms of the merger, Syntellect issued 4,685,838 shares of common stock and assumed outstanding options belonging to Pinnacle stockholders for the purchase of an additional 740,848 shares of common stock at a weighted average exercise price of $1.04 per share. The common stock issued in this transaction had a total value of $20.5 million based on the fair market value of the common stock on the date of issuance. Pinnacle is a holding company that owns all of the outstanding capital stock of Telecorp Systems, Inc. ("Telecorp"). Telecorp develops and distributes inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and health care industries. The financial position and results of operations of Syntellect and Pinnacle for all periods presented have been restated to give effect of the merger.

         The merger provides the combined company with several distinct marketing advantages including: (i) a more diversified product line which includes both inbound voice processing technology and outbound predictive dialer products; (ii) a larger sales force and distribution network together with improved access into new vertical markets; and (iii) the formation of the Syntellect Interactive Services Division ("SIS Division") which combines the voice response outsourcing, on-site facilities management and disaster recovery services offered through Syntellect's transaction-based service bureau with the processing capacity of Telecorp's National Transaction Center. In addition, the merger provides the combined company with greater financial resources and access to a new management team with substantial expertise in the voice processing industry.

NET REVENUES

         Net revenues for the first quarter ended March 31, 1996 were $12.9 million, a decrease of $353,000, or 3%, from the $13.3 million reported for the corresponding quarter of 1995. Net revenues consist of SYSTEM SALES of $7.5 million, SERVICE BUREAU REVENUES of $2.2 million and MAINTENANCE AND OTHER SERVICE REVENUES of $3.2 million, which represent 58%, 17% and 25% of net revenues, respectively.

         SYSTEM SALES decreased $1.2 million, or 14%, between the comparable quarters. System sales include the Company's primary inbound product lines, VocalPoint, an open architecture IVR platform; the Premier and Premier 030 proprietary IVR systems; and the VocalPoint System 6000 Audio Response Unit for the cable television industry; and an outbound predictive dialer, the VocalPoint System 9000. VocalPoint IVR sales decreased $505,000 quarter-over-quarter, primarily in the domestic markets. The Company believes that distractions related to the merger with Pinnacle impacted domestic sales of VocalPoint IVR systems during the current quarter; however, demand for the VocalPoint IVR product remains stable and the backlog of VocalPoint IVR orders at March 31, 1996 has increased approximately $400,000 over the year-end totals. Sales of the Premier and Premier 030 product lines decreased $494,000 and $2.1 million between periods, respectively. Sales of the older Premier lines continue to decrease as these product lines are in their final phase-out stage. Premier 030 sales decreased as expected in the Company's domestic install base, and in those international markets where the Company has introduced and is actively marketing VocalPoint solutions. VocalPoint System 6000 sales increased $2.2 million between the comparable quarters as a result of a $2.7 million call center installation in the United Kingdom. Sales of the Company's outbound predictive dialer, the VocalPoint System 9000, increased $178,000 quarter-over-quarter.

         System sales were futher impacted between the comparable quarters by a $504,000 decrease in sales of the Dytel product line and the System 2000 digitial voice system manufactured by the Syntellect Network Systems ("SNS") subsidiary. The Company sold the Dytel product line to a third party purchaser in February 1995. The SNS subsidiary was sold to an unrelated value added reseller on April 1, 1996.

         SERVICE BUREAU REVENUES increased $791,000, or 58%, between the comparable quarters. This increase reflects the continued growth of the Company's Home Ticket(TM) service, a pay-per-view order processing service for cable television providers which is offered through the SIS Division in Atlanta. MAINTENANCE AND OTHER SERVICE REVENUES remained at a comparable level quarter-over-quarter.

         DOMESTIC AND INTERNATIONAL SALES represented $8.7 million, or 68%, and $4.2 million, or 32%, of total revenues for the quarter ended March 31, 1996, respectively. The international sales figure includes a $2.7 million VocalPoint System 6000 call center installation in the United Kingdom.

GROSS MARGIN

         The gross margin for the first quarter was $6.3 million, or 49% of net revenues, as compared with the $7.2 million, or 54%, of net revenues reported for the prior year quarter. The gross margin percentage went down between periods due to the higher level of fixed cost allocated to cost of revenues. In particular, additional costs were incurred between periods in the customer support area where resources were added to shorten the application development and installation cycle, and to implement formalized quality assurance departments. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity; accordingly, the gross margin reported for the first quarter is not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

         Operating expenses for the first quarter were $7.5 million, an increase of $725,000, or 11%, over the $6.8 million reported for the prior year quarter. Selling, marketing and administrative expenses increased $308,000, or 6%, quarter-over-quarter primarily as a result of the Company's actions to integrate the sales, marketing and administrative functions of Syntellect and Telecorp. Research and development expenses increased $357,000, or 30%, over the prior year quarter. This increase results from the continued development of features and upgrades for the Company's existing product lines and enhanced offerings for the SIS Division. Depreciation and amortization expense increased $60,000, or 8%, between periods as a result of capital purchases necessary to integrate the operations of the merged Company and to increase the functionality of the SIS Division.

NET INCOME (LOSS)

         Syntellect incurred a net loss of $1.1 million, or $(.08) per share for the first quarter, as compared to net income of $564,000, or $.04 per share in the comparable period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Syntellect had working capital of $16.3 million at March 31, 1996, as compared with $17.4 million at December 31, 1995. The current ratios at these dates were 2.3:1 and 2.1:1, respectively. Cash, cash equivalents and marketable securities at the end of the first quarter totaled $8.2 million as compared with $9.4 million at year end. Syntellect generated a break even cash flow from operating activities during the first quarter, and made $892,000 in capital expenditures and $500,000 in principal payments on long-term debt. Receivables, net of reserves were $12.3 million at March 31, 1996, a decrease of $2.6 million from the $14.9 million reported at December 31, 1995. This decrease results from the Company's improved collection efforts which lowered the average collection period for trade receivables from 143 to 96 days by quarter end. The reserve for doubtful accounts was $1.3 million at March 31, 1996, a decrease of $200,000 over the year end balance. Inventories increased $735,000 during the first quarter primarily as the result of purchase commitments related to Premier 030 components. The working capital balance was also impacted during the first quarter by the recognition of $930,000 in deferred revenues and $1.1 million in deferred costs related to the completion of the large VocalPoint System 6000 call center installation in the United Kingdom.

         Based on its current operating plan, Syntellect expects that its current cash, cash equivalents and marketable securities combined with future cash flows from operating activities should be sufficient to support the Company's operations for the remainder of 1996 and 1997. Syntellect currently has one available credit facility which provides for a revolving line of credit of $500,000 with interest at prime + 1%. The Company had no outstanding borrowings on this credit facility at March 31, 1996.

                        SYNTELLECT INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Syntellect held a special meeting of shareholders on March 14, 1996 to vote on various proposals related to the Agreement and Plan of Reorganization between Syntellect and Pinnacle. Shareholders voted on the following proposals:

         1. To approve the issuance to Pinnacle stockholders of (i) 4,685,838 shares of Syntellect common stock, par value $.01 per share, in connection with the merger and (ii) up to 740,848 shares of Syntellect common stock issuable upon the exercise of certain stock options of Pinnacle which, following the merger, will be converted into options to purchase Syntellect common stock. There were 5,010,667 votes cast in favor of this proposal, 110,359 against, and 49,950 abstained.

         2. To approve an amendment to Syntellect's Restated Certificate of Incorporation to increase the total number of authorized shares of Syntellect common stock from 15,000,000 to 25,000,000. There were 7,830,111 votes cast in favor of this proposal, 201,191 against, and 26,800 abstained.

         3. To approve an amendment to Syntellect's Long-Term Incentive Plan to
(i) increase the number of shares of Syntellect common stock authorized for issuance thereunder from 250,000 to 750,000 and (ii) increase the number of shares of Syntellect common stock that may be awarded to any single participant from 150,000 to 250,000. There were 3,763,593 votes cast in favor of this proposal, 1,584,296 against, and 43,150 abstained.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.14 - Stock Purchase Agreement, dated April 1, 1996, between Syntellect Inc. and Atlas Telecom, Inc.

                  Exhibit 11 - Schedule of Computation of Net Income (Loss) Per Share

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  The following current report on Form 8-K was filed during the three months ended March 31, 1996:

                  Form 8-K current report, dated March 14, 1996, reporting shareholder approval of Syntellect's merger with Pinnacle Investment Associates, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SYNTELLECT INC.

Date:  May 13, 1996          By /s/ Neal L. Miller
                                ----------------------------------------------
                                    Neal L. Miller
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)