Form 10-Q
period 1996-06-30
SYNTELLECT INC
filed 1996-08-13
CIK 758830

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q
(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                        Commission File Number: 0 - 18323


                                 SYNTELLECT INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                             86-0486871
(State or other jurisdiction                            (IRS employer
     of incorporation)                                    identification number)


1000 Holcomb Woods Parkway, Suite 410A, Roswell, Georgia            30076
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

         13,431,320 shares of common stock, $.01 par value, were outstanding on July 31, 1996

===============================================================================

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX

                                                                                Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets-
                         June 30, 1996 and December 31, 1995                    3

                  Condensed Consolidated Statements of Operations-
                         Three Months and Six Months Ended
                         June 30, 1996 and June 30, 1995                        4

                  Condensed Consolidated Statements of Cash Flows-
                         Six Months Ended June 30, 1996 and June 30, 1995       5

                  Notes to Condensed Consolidated Financial Statements          6

         Item 2.  Management's Discussion & Analysis of Financial
                     Condition and Results of Operations                        9

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                            12

         Item 4.  Submission of Matters to a Vote of Security Holders          12

         Item 6.  Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                     13

EXHIBITS
         Exhibit 11 - Schedule of Computation of Net Income
                      (Loss) Per Share
         Exhibit 27 - Financial Data Schedule

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               June 30,    December 31,
                                                                 1996          1995
                                                                ------     -----------
                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                 $  4,141     $  5,125
     Marketable securities                                        3,295        4,225
     Receivables, net                                            13,124       14,881
     Inventories                                                  5,028        5,293
     Prepaid expenses                                             1,354        2,154
     Deferred contract costs                                        248        1,133
                                                               --------     --------
              Total current assets                               27,190       32,811

Property and equipment, net                                        6,885        5,821

Other assets                                                         996        1,087
                                                                --------     --------
                                                                 $35,071      $39,719
                                                                 =======     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                            $2,098       $3,660
      Accrued liabilities                                          6,236        7,168
      Customer deposits                                              512          482
      Deferred revenue                                             3,039        3,311
      Current portion of long-term debt                              326          747
                                                                --------     --------
               Total current liabilities                          12,211       15,368

Long-term debt, less current portion                                  18          175
Shareholders' equity:
      Preferred stock, $.01 par value. Authorized 2,500,000           --           --
           shares; no shares issued or outstanding
      Common stock, $.01 par value. Authorized                       135          134
           25,000,000 shares; issued and outstanding,
           13,419,646 and 13,381,753, respectively
      Additional paid-in capital                                 60,355       60,246
      Deferred compensation                                         (71)         (91)
      Accumulated deficit                                       (36,291)     (34,815)
      Foreign currency translation adjustment                      (133)        (140)
      Unrealized holding gain (loss) on marketable securities       (12)         (17)
                                                               --------      -------
                                                                 23,983       25,317
      Treasury stock, at cost, 175,732 shares                    (1,141)      (1,141)
                                                               --------      -------
                                                                 22,842       24,176
                                                               --------      -------
                                                                $35,071      $39,719
                                                                =======      =======

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                              Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                              ------------------          ----------------
                                              1996          1995         1996         1995
                                              ----          ----         ----        ----
                                                  (unaudited)                (unaudited)
Net revenues:
     System sales                          $  8,088      $  6,247       $15,627     $ 14,970
     Service bureau                           2,342         1,449         4,507        2,823
     Maintenance and other services           3,574         3,468         6,816        6,670
                                           --------      --------       -------     --------
              Total net revenues             14,004        11,164        26,950       24,463
Cost of revenues:
     System sales                             4,774         4,245         9,331        8,872
     Service bureau                           1,272           884         2,474        1,621
     Maintenance and other services           1,008           832         1,851        1,589
                                           --------      --------       -------     --------
              Total cost of revenues          7,054         5,961        13,656       12,082
                                           --------      --------       -------     --------
              Gross margin                    6,950         5,203        13,294       12,381
Operating expenses:
     Selling, marketing and administrative    5,181         5,146        10,343       10,000
     Research and development                 1,472         1,174         3,000        2,345
     Depreciation and amortization              774           752         1,567        1,485
                                           --------      --------       -------     --------
              Total operating expenses        7,427         7,072        14,910       13,830
                                           --------      --------       -------     --------

Operating income (loss)                        (477)       (1,869)       (1,616)      (1,449)
Other income (expense)
     Interest income                             97            96           202          269
     Other                                      (13)          (10)          (62)         (14)
                                           --------      --------       -------     --------
              Total other income                 84            86           140          255
                                           --------      --------       -------     --------

Income (loss) before income taxes           $  (393)       (1,783)       (1,476)      (1,194)
     Income taxes                                --            --            --           25
                                           --------      --------       -------     --------

     Net income (loss)                      $  (393)      $(1,783)      $(1,476)     $(1,219)
                                           ========      ========      ========     ========

Net income (loss) per common share          $  (.03)         (.14)    $    (.11)     $  (.09)
                                           ========      ========      ========     ========

Shares used in per share calculations        13,412        13,151        13,400       13,163
                                           ========      ========      ========     ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                             --------------------
                                                             1996            1995
                                                             ----            ----
                                                                  (unaudited)
Cash flows from operating activities:
     Net income (loss)                                     $ (1,476)      $ (1,219)
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                        1,567          1,485
         Provision for doubtful accounts                        180            157
         Provision for inventory obsolescence                     9             15
         Stock option compensation expense                       20             16
         (Increase) decrease in receivables                   2,155          1,386
         (Increase) decrease in inventories                    (117)        (1,033)
         Increase (decrease) in accounts payable             (1,559)           292
         Increase (decrease) in accrued liabilities          (1,158)          (279)
         Change in other assets and liabilities               1,467          1,922
                                                           --------       --------
                  Total adjustments                           2,564          3,961
                                                           --------       --------
              Net cash provided by operating activities       1,088          2,742
Cash flows from investing activities:
     Purchase of marketable securities                       (4,806)           (26)
     Maturities of marketable securities                      5,741            330
     Purchase of property and equipment                      (2,576)        (2,021)
     Proceeds from disposition of SNS product line               30             --
     Proceeds from disposition of Dytel product line             --             39
                                                           --------       --------
                   Net cash used in investing activities     (1,611)        (1,678)
                                                           --------       --------
Cash flows from financing activities:
     Proceeds from sale of common stock                         110            257
     Payment on note payable to bank                             --           (200)
     Principal payments on long-term debt                      (578)          (381)
                                                           --------       --------
                   Net cash used in financing activities       (468)          (324)
                                                           --------       --------
Effect of exchange rates on cash                                  7             58
                                                           --------       --------
Net increase (decrease) in cash and cash equivalents           (984)           798

Cash and cash equivalents at beginning of period              5,125          5,921
                                                           --------       --------

Cash and cash equivalents at end of period                 $  4,141       $  6,719
                                                           ========       ========
Supplemental disclosure of cash flow information:
         Cash paid for interest                            $     27       $     61
                                                           ========       ========

         Cash paid for income taxes                        $    155       $   --
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

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 annual report on Form 10-K. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      ACQUISITION OF PINNACLE INVESTMENT ASSOCIATES INC.

         On March 14, 1996, Syntellect completed its acquisition of Pinnacle Investment Associates Inc. ("Pinnacle") in a transaction that has been accounted for as a pooling of interests. Pursuant to the terms of the merger, Syntellect issued 4,685,838 shares of common stock and assumed outstanding options belonging to Pinnacle stockholders for the purchase of an additional 740,848 shares of common stock at a weighted average exercise price of $1.04 per share. The common stock issued in this transaction had a total value of $20.5 million based on the fair market value of the common stock on the date of issuance. Pinnacle is a holding company that owns all of the outstanding capital stock of Telecorp Systems, Inc. ("Telecorp"). Telecorp develops and distributes inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and health care industries.

         The financial position and results of operations of Syntellect and Pinnacle for all periods presented have been restated to give effect to the merger. The following presents supplemental disclosure of the separate results of Syntellect and Pinnacle for those periods presented in the accompanying financial statements prior to the date of the merger.

                        Combined Condensed Balance Sheets
                             As of December 31, 1995
                                   (unaudited)

                                SYNTELLECT      PINNACLE      COMBINED
                                ----------      --------      --------
Assets
      Current assets             $24,893        $  7,918       $32,811
      Property and equipment       3,785           2,036         5,821
      Other assets                 1,040              47         1,087
                                 -------        --------       -------
                                 $29,718        $ 10,001       $39,719
                                 =======        ========       =======
Liabilities
      Current liabilities       $  9,614        $  5,754       $15,368
      Long-term debt                 175              --           175
                                --------        --------       -------
                                   9,789           5,754        15,543
Shareholders' equity              19,929           4,247        24,176
                                --------        --------       -------
                                $ 29,718        $ 10,001       $39,719
                                ========        ========       =======
                                           6

                 Combined Condensed Statements of Operations
                   For The Three Months Ended June 30, 1995
                                 (unaudited)

                                        SYNTELLECT        PINNACLE        COMBINED
                                        ----------        --------        --------
Net revenues                             $  7,347         $  3,817         $11,164
Cost of revenues                            3,926            2,035           5,961
                                         --------         --------         -------
         Gross margin                       3,421            1,782           5,203

Operating expenses                          5,462            1,610           7,072
                                         --------         --------         -------
         Operating income (loss)           (2,041)             172          (1,869)

Other income (expense)                         92               (6)             86
                                         --------         --------         -------
         Income (loss) before taxes        (1,949)             166          (1,783)
         Income tax expense                    --               --              --
                                         --------         --------         -------
Net income (loss)                         $(1,949)        $    166         $(1,783)
                                         ========         ========         =======
Net income (loss) per share               $  (.23)        $    .03         $  (.14)
                                         ========         ========         =======
Shares used in per share calculation        8,465            5,147          13,151
                                         ========         ========         =======

                  Combined Condensed Statements of Operations
                    For The Six Months Ended June 30, 1995
                                  (unaudited)

                                        SYNTELLECT        PINNACLE        COMBINED
                                        ----------        --------        --------
Net revenues                              $17,503         $  6,960        $ 24,463
Cost of revenues                            8,491            3,591          12,082
                                          -------         --------         -------
         Gross margin                       9,012            3,369          12,381

Operating expenses                         10,745            3,085          13,830
                                          -------         --------         -------
         Operating income (loss)           (1,733)             284          (1,449)

Other income (expense)                        223               32             255
                                          -------         --------         -------
         Income (loss) before taxes        (1,510)             316        $ (1,194)
         Income tax expense                    25               --              25
                                          -------         --------         -------
Net income (loss)                         $(1,535)        $    316        $ (1,219)
                                          =======         ========         =======
Net income (loss) per share               $  (.18)        $    .06        $   (.09)
                                          =======         ========         =======
Shares used in per share calculation        8,447            5,147          13,163
                                          =======         ========         =======

(3)      INVENTORIES

         Inventories consist of the following:

                                                        June 30,       December 31,
                                                         1996             1995
                                                       ---------       ------------
          Finished goods                               $  5,236         $  5,499
          Purchased components                            3,922            6,729
          Repair, warranty and maintenance inventory      2,002            2,090
                                                       --------         --------
                                                         11,160           14,318
          Less allowances for obsolescence               (6,132)          (9,025)
                                                       --------         --------
                                                       $  5,028         $  5,293
                                                       ========         ========

(4)      DISPOSITION OF SYNTELLECT NETWORK SYSTEMS INC. SUBSIDIARY

         On April 1, 1996, the Company sold its Syntellect Network Systems Inc. subsidiary ("SNS") under a stock purchase agreement with an unrelated third party. Under the Agreement, the Company sold all of the issued and outstanding shares of SNS common stock for $720. The Company received $30 of the sales price at closing with the remaining $690 to be received in 23 monthly installments of $30, without interest, beginning May 1996. The completion of this transaction did not significantly impact the Company's results of operations.

(5)      LEASE COMMITMENT

         In June 1996, the Company entered into a ten year lease for a new 60,000 square foot facility in Phoenix. The lease is scheduled to commence in March 1997 and will require the Company to provide the lessor with a $934 letter of credit as a security deposit until certain net worth levels are achieved. The letter of credit will be funded from the line of credit described in Note 6.

(6)      SUBSEQUENT EVENT - SHORT-TERM DEBT

         Subsequent to June 30, 1996, the Company negotiated a $2.0 million revolving credit agreement with a commercial bank to replace its existing credit facilities. The new credit line, which will be used to provide working capital financing, is collateralized by accounts receivable and accrues interest at prime. The agreement is renewable annually and requires the Company to maintain certain operating ratios with respect to working capital and net worth.

                        SYNTELLECT INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF PINNACLE INVESTMENT ASSOCIATES INC.

         On March 14, 1996, Syntellect completed its acquisition of Pinnacle Investment Associates Inc. ("Pinnacle") in a transaction that has been accounted for as a pooling of interests. Pursuant to the terms of the merger, Syntellect issued 4,685,838 shares of common stock and assumed outstanding options belonging to Pinnacle stockholders for the purchase of an additional 740,848 shares of common stock at a weighted average exercise price of $1.04 per share. The common stock issued in this transaction had a total value of $20.5 million based on the fair market value of the common stock on the date of issuance. Pinnacle is a holding company that owns all of the outstanding capital stock of Telecorp Systems, Inc. ("Telecorp"). Telecorp develops and distributes inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and health care industries. The financial position and results of operations of Syntellect and Pinnacle for all periods presented have been restated to give effect of the merger.

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

NET REVENUES

         Net revenues for the second quarter ended June 30, 1996 were $14.0 million, an increase of 25% from the $11.2 million reported for the second quarter of 1995. For the six month period ended June 30, 1996, net revenues were $27.0 million, an increase of 10% from the $24.5 million reported for the corresponding period of 1995. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICE REVENUES, which represented 58%, 17% and 25% of net revenues, respectively for the six month period ended June 30, 1996, and 61%, 12% and 27% of net revenues, respectively in the comparable prior year period.

         SYSTEM SALES increased $1.8 million, or 29%, between the comparable quarters, and $657,000, or 4% between the corresponding six month periods. System sales include the Company's primary inbound product lines, VocalPoint, an open architecture IVR platform; the Premier and Premier 030 proprietary IVR systems; the VocalPoint System 6000 Audio Response Unit for the cable television industry; and an outbound predictive dialer, the VocalPoint System 9000. VocalPoint IVR sales increased $1.6 million quarter-over-quarter, and $1.2 million between the comparable six month periods. These increases occurred primarily in the Company's domestic and European markets. In addition, the Company's backlog at the end of the second quarter included more than $2.6 million in VocalPoint IVR orders. Sales of the Premier and Premier 030 product lines decreased $288,000 and $148,000, respectively, quarter-over-quarter, and $784,000 and $2.2 million between the comparable six month periods. Sales of the older Premier lines continue to decrease as these product lines are in their final phase-out stage. Premier 030 sales decreased as expected in the Company's domestic install base, and by $1.3 million in the Far East and Latin American markets where the Company has recently introduced and is actively marketing VocalPoint solutions. The Company reorganized its international sales operation during the second quarter and the new management group will focus on transitioning the product sales mix in these markets. VocalPoint System 6000 sales increased $819,000 and $3.0 million between the comparable quarters and six month periods, respectively. The six month results include a $3.0 million call center installation in the United Kingdom. Sales of the VocalPoint System 9000 decreased $180,000 quarter-over-quarter, and by an insignificant amount between the six month periods.

         System sales were further impacted between the comparable six month periods by a $525,000 decrease in sales of the Dytel product line and the System 2000 digital voice system manufactured by the Syntellect Network Systems ("SNS") subsidiary. The Company sold the Dytel product line to a third party purchaser in February 1995. The SNS subsidiary was sold to an unrelated third party on April 1, 1996. (See Note 4 to the Condensed Consolidated Financial Statements.)

         SERVICE BUREAU REVENUES increased $893,000, or 62%, quarter-over-quarter, and $1.7 million, or 60%, between the comparable six month periods. These increases resulted primarily from the continued growth of the Company's Home Ticket(TM) service, a pay-per-view order processing service for cable television providers which is offered through the SIS Division in Atlanta. MAINTENANCE AND OTHER SERVICE REVENUES increased approximately $100,000 between the comparable quarters and six month periods.

         DOMESTIC AND INTERNATIONAL SALES for the quarter ended June 30, 1996 were $11.0 million, or 79%, and $3.0 million, or 21% of total revenues, respectively. For the six month period ended June 30, 1996, domestic and international sales were $19.7 million and $7.3 million, respectively. The international sales figures for the six month period include a $3.0 million VocalPoint System 6000 call center installation in the United Kingdom.

GROSS MARGIN

         The gross margin percentage for the quarter ended June 30, 1996 was 50% of net revenues, as compared with 47% in the comparable prior year quarter. Gross margins on system sales improved as a result of changes in the Company's sales discounting policies and lower material costs. In addition, the Company had a larger volume of high margin Service Bureau offerings such as the Home Ticket(TM) pay-per-view service, and increased revenues from patent licenses quarter-over-quarter and between the comparable six month periods. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity; accordingly, the gross margin reported for the second quarter is not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

         Operating expenses for the second quarter were $7.4 million, an increase of $355,000, or 5%, over the prior year quarter. For the six month period ended June 30, 1996, operating expenses were $14.9 million, an increase of $1.1 million, or 8%, over the prior year period. Selling, marketing and administrative expenses increased less than 1% between the comparative quarters and by $343,000, or 3%, between the corresponding six month periods. These increases resulted primarily from the additional costs incurred to integrate the sales, marketing and administrative functions of Syntellect and Telecorp. Research and development expenses for the second quarter of 1996 increased 25% over the prior year quarter, and by $655,000, or 28% between the comparative six month periods. The Company allocated additional resources during the first half of 1996 to the development of market-driven features and upgrades for the Company's existing product lines. Depreciation and amortization expense increased $22,000, or 3%, and $80,000, or 5%, between the comparable quarters and six month periods. The Company purchased $2.6 million in computer and voice processing equipment during the first six months of 1996 in connection with the integration of the two companies, and for the expansion of the SIS Division.

NET INCOME (LOSS)

         Syntellect reported a net loss of $393,000, or $(.03) per share for the second quarter of 1996, compared to a net loss of $1.8, or $(.14 ) per share for the same period last year. For the six month period ended June 30, 1996, the Company reported a net loss of $1.5 million, or $(.11) per share, compared to a net loss of $1.2 million, or $(.09) per share for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Syntellect had working capital of $15.0 million at June 30, 1996, as compared with $17.4 million at December 31, 1995. The current ratios at these dates were 2.2:1 and 2.1:1, respectively. Cash, cash equivalents and marketable securities at the end of the second quarter totaled $7.4 million as compared with $9.4 million at year end. Syntellect generated a $1.1 million positive cash flow from operating activities during the first six months of 1996. In addition, the Company received $935,000 from the net maturity of marketable securities and $110,000 from the sale of common stock. Cash was used during this period of time to make $2.6 million in capital expenditures and $578,000 in principal payments on long-term debt. Receivables, net of reserves were $13.1 million at June 30, 1996, a decrease of $1.8 million from the $14.9 million reported at December 31, 1995. This decrease results from the Company's improved collection efforts which lowered the average collection period for trade receivables from 143 days at December 31, 1995 to 81 days by end of the second quarter. The reserve for doubtful accounts was $1.3 million at June 30, 1996, a decrease of $262,000 from the year end balance. Inventories have decreased $265,000 since December 31, 1995 as a result of the Company's improved processing controls and stock reduction plan. The working capital balance was also impacted during the first six months of 1996 by the recognition of $930,000 in deferred revenues and $1.1 million in deferred costs related to the completion of the large VocalPoint System 6000 call center installation in the United Kingdom.

         Subsequent to June 30, 1996, the Company negotiated a $2.0 million revolving credit agreement with a commercial bank to replace its existing credit facilities. The new credit line, which will be used to provide working capital financing, is collateralized by accounts receivable and accrues interest at prime. The agreement is renewable annually and requires the Company to maintain certain operating ratios with respect to working capital and net worth. A portion of the new line will be used to fund a $934 letter of credit for a security deposit on a new facility lease in Phoenix. Syntellect expects that its available cash and equivalents, marketable securities and revolving credit line, together with future cash flows from operating activities, will be sufficient to support the Company's operating plan for the remainder of 1996 and 1997.

                        SYNTELLECT INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

         Syntellect is a defendant in a patent infringement suit filed on May 24, 1996, by Elk Industries, Inc., in the United States District Court for the Southern District of Florida. The suit alleges that Syntellect's systems, including VocalPoint, infringe U.S. Patent No. 4,124,773 on an "Audio Storage and Distribution System". The suit seeks damages and an injunction. Syntellect is vigorously defending against the suit.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Syntellect held its Annual Meeting of Stockholders on May 28, 1996 to vote on the following proposal:

         1. The election of J. Lawrence Bradner, William P. Conlin and A. LeRoy Ellison to serve on the Board of Directors for a three year term. There were 10,717,334 votes cast in favor of Mr. Bradner's election with 41,190 votes against; 10,716,946 votes cast in favor of Mr. Conlin's election with 41,578 votes against; and 10,709,044 votes cast in favor of Mr. Ellison's election with 49,480 votes against.

         Four additional directors, Jack R. Kelly, Jr., Steve G. Nussrallah, Daniel D. Ross and Patrick J. Welsh will continue to serve their existing terms through 1997 or 1998, as applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 11 - Schedule of Computation of Net Income (Loss) Per
                           Share

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              The following current report on Form 8-K was filed during the three months ended June 30, 1996:

              Amendment No. 1 to Form 8-K current report, dated March 14, 1996, reporting shareholder approval of Syntellect's merger with Pinnacle Investment Associates, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SYNTELLECT INC.


Date:  August 9, 1996       By /s/ Neal L. Miller
                               -------------------------------
                               Neal L. Miller
                               Vice President, Chief Financial Officer,
                               Secretary and Treasurer
                               (Principal Financial and Accounting Officer)