Form 10-Q
period 1996-09-30
SYNTELLECT INC
filed 1996-11-12
CIK 758830

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------


                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to________________________

                        Commission File Number: 0 - 18323

                                 SYNTELLECT INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       86-0486871
(State or other jurisdiction  of            (IRS employer identification number)
        incorporation)


         1000 Holcomb Woods Parkway, Suite 410A, Roswell, Georgia    30076
               (Address of principal executive office)             (Zip Code)

                                 (770) 587-0700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  13,442,328 shares of common stock, $.01 par value, were outstanding on October 31, 1996


================================================================================

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets-
                           September 30, 1996 and December 31, 1995            3

                    Condensed Consolidated Statements of Operations-
                           Three Months and Nine Months Ended
                           September 30, 1996 and September 30, 1995           4

                    Condensed Consolidated Statements of Cash Flows-
                           Nine Months Ended September 30, 1996 and
                           September 30, 1995                                  5

                    Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion & Analysis of Financial Condition
                    and Results of Operations                                  9


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           12

         Item 6.  Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                    13


EXHIBITS

         Exhibit 11 - Schedule of Computation of Net Income (Loss) Per
                      Share                                                   14

         Exhibit 27 - Financial Data Schedule                                 15

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                     September 30,    December 31,
                                                                         1996            1995
                                                                         ----            ----
                                                                             (Unaudited)

ASSETS
Current assets:
         Cash and cash equivalents                                     $  3,002        $  5,125
         Marketable securities                                            3,799           4,225
         Receivables, net                                                11,297          14,881
         Inventories                                                      5,126           5,293
         Prepaid expenses                                                 1,071           2,154
         Deferred contract costs                                          1,046           1,133
                                                                       --------        --------
                  Total current assets                                   25,341          32,811

Property and equipment, net                                               7,292           5,821

Other assets                                                                936           1,087
                                                                       --------        --------
                                                                       $ 33,569        $ 39,719
                                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                              $  2,136        $  3,660
         Accrued liabilities                                              6,032           7,168
         Customer deposits                                                  405             482
         Deferred revenue                                                 3,009           3,311
         Current portion of long-term debt                                  333             747
                                                                       --------        --------
                  Total current liabilities                              11,915          15,368

Long-term debt, less current portion                                        245             175

Shareholders' equity:
         Preferred stock, $.01 par value. Authorized 2,500,000             --              --
              shares; no shares issued or outstanding
         Common stock, $.01 par value. Authorized                           135             134
              25,000,000 shares; issued and outstanding,
              13,439,976 and 13,381,753, respectively
         Additional paid-in capital                                      60,414          60,246
         Deferred compensation                                              (61)            (91)
         Accumulated deficit                                            (37,757)        (34,815)
         Foreign currency translation adjustment                           (156)           (140)
         Unrealized holding gain (loss) on marketable securities            (25)            (17)
                                                                       --------        --------
                                                                         22,550          25,317
         Treasury stock, at cost, 175,732 shares                         (1,141)         (1,141)
                                                                       --------        --------
                                                                         21,409          24,176
                                                                       --------        --------

                                                                       $ 33,569        $ 39,719
                                                                       ========        ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                     ------------------------        ------------------------
                                                        1996          1995              1996          1995
                                                             (unaudited)                   (unaudited)

Net revenues:
         System sales                                $  6,075        $  9,020        $ 21,702        $ 23,990
         Service bureau                                 2,323           1,928           6,830           4,751
         Maintenance and other services                 3,775           3,455          10,591          10,125
                                                     --------        --------        --------        --------
                  Total net revenues                   12,173          14,403          39,123          38,866

Cost of revenues:
         System sales                                   3,650           5,566          12,981          14,438
         Service bureau                                 1,528           1,018           4,002           2,639
         Maintenance and other services                   901             782           2,752           2,371
                                                     --------        --------        --------        --------
                  Total cost of revenues                6,079           7,366          19,735          19,448
                                                     --------        --------        --------        --------
                  Gross margin                          6,094           7,037          19,388          19,418

Operating expenses:
         Selling, marketing and administrative          5,309           6,235          15,652          16,235
         Research and development                       1,492           1,151           4,492           3,496
         Depreciation and amortization                    815             767           2,382           2,252
                                                     --------        --------        --------        --------
                  Total operating expenses              7,616           8,153          22,526          21,983
                                                     --------        --------        --------        --------

Operating income (loss)                                (1,522)         (1,116)         (3,138)         (2,565)

Other income (expense)
         Interest income                                   69             130             271             399
         Other                                            (12)            (21)            (75)            (35)
                                                     --------        --------        --------        --------
                  Total other income                       57             109             196             364
                                                     --------        --------        --------        --------

Income (loss) before income taxes                      (1,465)         (1,007)         (2,942)         (2,201)

         Income taxes                                    --                68            --                93
                                                     --------        --------        --------        --------

         Net income (loss)                           $ (1,465)       $ (1,075)       $ (2,942)       $ (2,294)
                                                     ========        ========        ========        ========

Net income (loss) per common share                   $   (.11)       $   (.08)       $   (.22)       $   (.17)
                                                     ========        ========        ========        ========

Shares used in per share calculations                  13,435          13,178          13,412          13,148
                                                     ========        ========        ========        ========


     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                       ----------------------
                                                                       1996              1995
                                                                       ----              ----
                                                                             (unaudited)

Cash flows from operating activities:
         Net income (loss)                                             $(2,942)       $(2,294)
         Adjustments to reconcile net income (loss) to net cash
              provided by operating activities:
                  Depreciation and amortization                          2,383          2,252
                  Provision for doubtful accounts                          180            278
                  Provision for inventory obsolescence                      27            129
                  Stock option compensation expense                         29            414
                  (Increase) decrease in receivables                     3,982          1,927
                  (Increase) decrease in inventories                      (233)          (882)
                  Increase (decrease) in accounts payable               (1,524)           786
                  Increase (decrease) in accrued liabilities            (1,362)            13
                  Change in other assets and liabilities                   850          1,593
                                                                       -------        -------
                           Total adjustments                             4,332          6,510
                                                                       -------        -------
                       Net cash provided by operating activities         1,390          4,216

Cash flows from investing activities:
         Purchase of marketable securities                              (9,542)          (528)
         Sales of marketable securities                                    851            190
         Maturities of marketable securities                             9,109          1,043
         Purchase of property and equipment                             (3,770)        (3,085)
         Proceeds from disposition of SNS product line                      30           --
         Proceeds from disposition of Dytel product line                  --               39
                                                                       -------        -------
                       Net cash used in investing activities            (3,322)        (2,341)
                                                                       -------        -------

Cash flows from financing activities:
         Proceeds from sale of common stock                                169            278
         Payment on note payable to bank                                  --             (200)
         Additions to long-term debt                                       319           --
         Principal payments on long-term debt                             (663)          (456)
                                                                       -------        -------
                       Net cash used in financing activities              (175)          (378)
                                                                       -------        -------

Effect of exchange rates on cash                                           (16)            31
                                                                       -------        -------

Net increase (decrease) in cash and cash equivalents                    (2,123)         1,528

Cash and cash equivalents at beginning of period                         5,125          5,921
                                                                       -------        -------

Cash and cash equivalents at end of period                             $ 3,002        $ 7,449
                                                                       =======        =======

Supplemental disclosure of cash flow information:
         Cash paid for interest                                        $    32        $    89
                                                                       =======        =======

         Cash paid for income taxes                                    $   276        $    68
                                                                       =======        =======

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except shares and per share amounts)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Syntellect Inc. ("Syntellect" or the "Company") and its wholly-owned subsidiaries, Pinnacle Investment Associates Inc. ("Pinnacle"), Syntellect Canada Inc., Syntellect Europe Ltd., Syntellect Technology Corp. (formerly Dytel, Inc.) and Syntellect Network Systems Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


(2)      ACQUISITION OF PINNACLE INVESTMENT ASSOCIATES INC.

         On March 14, 1996, Syntellect completed its acquisition of Pinnacle in a transaction that has been accounted for as a pooling of interests. Pursuant to the terms of the merger, Syntellect issued 4,685,838 shares of common stock and assumed outstanding options belonging to Pinnacle stockholders for the purchase of an additional 740,848 shares of common stock at a weighted average exercise price of $1.04 per share. The common stock issued in this transaction had a total value of $20.5 million based on the fair market value of the common stock on the date of issuance. Pinnacle is a holding company that owns all of the outstanding capital stock of Telecorp Systems, Inc. ("Telecorp"). Telecorp develops and distributes inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and health care industries.

         The financial position and results of operations of Syntellect and Pinnacle for all periods presented have been restated to give effect to the merger. The following presents supplemental disclosure of the separate results of Syntellect and Pinnacle for those periods presented in the accompanying financial statements prior to the date of the merger.

                        Combined Condensed Balance Sheets
                             As of December 31, 1995
                                   (unaudited)

                                               SYNTELLECT     PINNACLE       COMBINED
                                               ----------     --------       --------
           Assets
                    Current assets               $24,893       $ 7,918       $32,811
                    Property and equipment         3,785         2,036         5,821
                    Other assets                   1,040            47         1,087
                                                 -------       -------       -------
                                                 $29,718       $10,001       $39,719
                                                 =======       =======       =======

           Liabilities
                    Current liabilities          $ 9,614       $ 5,754       $15,368
                    Long-term debt                   175          --             175
                                                 -------       -------       -------
                                                   9,789         5,754        15,543
           Shareholders' equity                   19,929         4,247        24,176
                                                 -------       -------       -------
                                                 $29,718       $10,001       $39,719
                                                 =======       =======       =======

                   Combined Condensed Statements of Operations
                  For The Three Months Ended September 30, 1995
                                   (unaudited)


                                                     SYNTELLECT      PINNACLE        COMBINED
                                                     ----------      --------        --------
           Net revenues                               $  9,714        $  4,689       $ 14,403
           Cost of revenues                              5,306           2,060          7,366
                                                      --------        --------       --------
                    Gross margin                         4,408           2,629          7,037

           Operating expenses                            5,528           2,625          8,153
                                                      --------        --------       --------
                    Operating income (loss)             (1,120)              4         (1,116)

           Other income (expense)                           98              11            109
                                                      --------        --------       --------
                    Income (loss) before taxes          (1,022)             15         (1,007)
                    Income tax expense                      68            --               68
                                                      --------        --------       --------

           Net income (loss)                          $ (1,090)       $     15       $ (1,075)
                                                      ========        ========       ========

           Net income (loss) per share                $   (.13)       $   --        $   (.08)
                                                      ========        ========       ========

           Shares used in per share calculation          8,492           5,147         13,178
                                                      ========        ========       ========



                   Combined Condensed Statements of Operations
                  For The Nine Months Ended September 30, 1995
                                   (unaudited)


                                                     SYNTELLECT       PINNACLE       COMBINED
                                                     ----------       --------       --------
           Net revenues                               $ 27,217        $ 11,649       $ 38,866
           Cost of revenues                             13,797           5,651         19,448
                                                      --------        --------       --------
                    Gross margin                        13,420           5,998         19,418

           Operating expenses                           16,273           5,710         21,983
                                                      --------        --------       --------
                    Operating income (loss)             (2,853)            288         (2,565)

           Other income (expense)                          321              43            364
                                                      --------        --------       --------
                    Income (loss) before taxes          (2,532)            331         (2,201)
                    Income tax expense                      93            --               93
                                                      --------        --------       --------

           Net income (loss)                          $ (2,625)       $    331       $ (2,294)
                                                      ========        ========       ========

           Net income (loss) per share                $   (.31)       $    .06       $   (.17)
                                                      ========        ========       ========

           Shares used in per share calculation          8,462           5,147         13,148
                                                      ========        ========       ========

(3)      INVENTORIES

         Inventories consist of the following:

                                                          September 30,    December 31,
                                                             1996             1995
                                                             ----             ----
           Finished goods                                   $  3,882        $  5,499
           Purchased components                                4,290           6,729
           Repair, warranty and maintenance inventory          2,137           2,090
                                                            --------        --------
                                                              10,309          14,318

           Less allowances for obsolescence                   (5,183)         (9,025)
                                                            --------        --------
                                                            $  5,126        $  5,293
                                                            ========        ========


(4)      DISPOSITION OF SYNTELLECT NETWORK SYSTEMS INC. SUBSIDIARY

         The Company sold its Syntellect Network Systems Inc. ("SNS") subsidiary on April 1, 1996 under a stock purchase agreement with an unrelated third party. Under the Agreement, the Company sold all of the issued and outstanding shares of SNS common stock for $720. The Company received $30 of the sales price at closing with the remaining $690 to be received in 23 monthly installments of $30, without interest, beginning May 1996. The completion of this transaction did not significantly impact the Company's results of operations.


(5)      LEASE COMMITMENT

         The Company entered into a ten year lease in June 1996 for a new 60,000 square foot facility in Phoenix. The lease is scheduled to commence in March 1997 and will require the Company to provide the lessor with a $934 letter of credit as a security deposit until certain net worth levels are achieved. The letter of credit will be funded from the line of credit described in Note 6.


(6)      SHORT-TERM DEBT

         During July 1996, the Company negotiated a $2.0 million revolving credit agreement with a commercial bank to replace its existing credit facilities. The new credit line, which will be used to provide working capital financing, is collateralized by accounts receivable and accrues interest at prime. The agreement is renewable annually and requires the Company to maintain certain operating ratios with respect to working capital and net worth.

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

NET REVENUES

         Net revenues for the third quarter ended September 30, 1996 were $12.2 million, a decrease of 15% from the $14.4 million reported for the third quarter of 1995. For the nine month period ended September 30, 1996, net revenues were $39.1 million, an increase of less than 1% from the $38.9 million reported for the corresponding period of 1995. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICE REVENUES, which represented 56%, 17% and 27% of net revenues, respectively, for the nine month period ended September 30, 1996, and 62%, 12%, and 26% of net revenues, respectively, in the comparable prior year period.

         SYSTEM SALES decreased $2.9 million, or 33%, between the comparable quarters, and $2.3 million, or 10% between the corresponding nine month periods. System sales include the Company's primary inbound product lines, VocalPoint, an open architecture IVR platform; the Premier and Premier 030 proprietary IVR systems; and the VocalPoint System 6000 Audio Response Unit for the cable television industry; and an outbound predictive dialer, the VocalPoint System 9000. VocalPoint IVR sales were flat quarter-over-quarter, but increased $1.2 million, or 15%, between the comparable nine month periods, primarily in the Company's domestic and European markets. The Company experienced an unexpected shift in its product mix during Q3-96 as more than 80% of all sales orders received were for VocalPoint IVR. In addition, the Q3-96 order rate for this product line more than doubled from Q2-96 levels. The VocalPoint IVR is a complex solution that requires longer lead times than the Company's earlier product offerings. This large shift in product sales mix, together with the receipt of several large VocalPoint IVR orders near the end of the quarter, exceeded the Company's capacity to deliver solutions and recognize revenue. The systems backlog at the end of Q3-96 was in excess of $9 million, the largest in Company history, and included more than $8 million in VocalPoint IVR orders.

          Sales of the Premier and Premier 030 product lines decreased $696,000 and $1.5 million, respectively, quarter-over-quarter, and $1.5 million and $3.7 million between the comparable nine month periods. Sales of the older Premier lines continue to decrease as these product lines are in their final phase-out stage. Premier 030 sales decreased $1.8 million in the Company's domestic install base, and by $1.5 million in the Far East and Latin American markets where the Company has recently introduced and is actively marketing VocalPoint IVR solutions. The Company reorganized the management of its international sales operation during Q2-96 to facilitate the transition of its product sales mix in these markets. VocalPoint System 6000 sales decreased $465,000 quarter-over-quarter, and increased $2.6 million between the comparable nine month periods. The nine month results for 1996 include a $3.0 million call center installation in the United Kingdom. Sales of the Company's outbound predictive dialer, the VocalPoint System 9000 were flat between the comparable quarter and nine month periods.

         System sales were further impacted between the comparable nine month periods by a $1 million decrease in sales of the Dytel product line and the System 2000 digital voice system manufactured by the SNS subsidiary. The Company sold the Dytel product line to a third party purchaser in February 1995. The SNS subsidiary was sold to an unrelated value added reseller on April 1, 1996.

         SERVICE BUREAU REVENUES increased $395,000, or 20%, quarter-over-quarter, and $2.1 million, or 44%, between the comparable nine month periods. These increases result from the continued growth of the Company's Home Ticket(TM) service, a pay-per-view order processing service for cable television providers which is offered through the SIS Division in Atlanta. MAINTENANCE AND OTHER SERVICE REVENUES increased $320,000 and $466,000, respectively between the comparable quarters and nine month periods. These results reflect increased revenues from the Company's patent portfolio.

         DOMESTIC AND INTERNATIONAL SALES for Q3-96 were $10.1 million, or 83%, and $2.1 million, or 17%, of total revenues, respectively. For the nine month period ended September 30, 1996, domestic and international sales were $29.8 million, or 76%, and $9.3 million, or 24%, respectively. The international sales figures for the nine month period include a $3.0 million VocalPoint System 6000 call center installation and a $1.1 million VocalPoint System 9000 outbound predictive dialer installation to a customer in the United Kingdom.

GROSS MARGIN

         The gross margin percentage for the quarter ended June 30, 1996 was 50% of net revenues, as compared with 49% in the comparable prior year quarter. The gross margin percentage for each of the nine month periods ended September 30, 1996 and 1995 was 50%. Gross margins on system sales improved between periods as a result of changes in the Company's sales discounting policies and lower material costs. Gross margins for the Service Bureau decreased between the comparable quarters with the Company's decision to increase spending on infrastructure that will facilitate continued growth of the Home Ticket pay-per-view service and other service bureau applications. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity; accordingly, the gross margins reported for Q3-96 and the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

         Operating expenses for Q3-96 were $7.6 million, a decrease of $537,000, or 7%, from the prior year quarter. For the nine month period ended September 30, 1996, operating expenses were $22.5 million, an increase of $543,000, or 2%, over the prior year period. Selling, marketing and administrative expenses decreased $926,000, or 15% between the comparative quarters and by $583,000, or 4%, between the corresponding nine month periods. These decreases result primarily from economies of scale related to the integration of the Company's sales function and a reduction in administrative salaries and benefit costs. Research and development expenses for Q3-96 increased $341,000, or 30%, over the prior year quarter and by $996,000, or 28%, between the comparative nine month periods. The Company has allocated additional resources during 1996 for the development of market-driven features and upgrades for the Company's existing product lines. Depreciation and amortization expense increased $130,000, or 6%, during the first nine months of 1996 in connection with the Company's purchase of $3.8 million in computer and voice processing equipment. These capital expenditures will be used to integrate the operations of the merged Company and to expand the capacity of the SIS Division.

NET INCOME (LOSS)

         Syntellect reported a net loss of $1.5 million, or $(.11) per share for Q3-96, compared to a net loss of $1.1, or $(.08 ) per share for Q3-95. For the nine month period ended September 30, 1996, the Company reported a net loss of $2.9 million, or $(.22) per share, compared to a net loss of $2.3 million, or $(.17) per share for the comparable prior year period.


LIQUIDITY AND CAPITAL RESOURCES

         Syntellect had working capital of $13.4 million at September 30, 1996, as compared with $17.4 million at December 31, 1995. The current ratio at both these dates was 2.1:1. Cash, cash equivalents and marketable securities at the end of the third quarter totaled $6.8 million as compared with $9.4 million at year end. Syntellect generated a $1.4 million positive cash flow from operating activities during the first nine months of 1996, reduced its investment in marketable securities by $418,000, received $169,000 in proceeds from the sale of common stock, and added $319,000 in long-term debt related to a capital lease. Cash was used during the period to make $3.8 million in capital expenditures and $663,000 in principal payments on long-term debt. Receivables, net of reserves were $11.3 million at September 30, 1996, a decrease of $3.6 million from the $14.9 million reported at December 31, 1995. This decrease results from the Company's improved collection efforts which lowered the average collection period for trade receivables from 143 days at December 31, 1995 to 88 days by end of the third quarter. The reserve for doubtful accounts was $990,000 at September 30, 1996, a decrease of $538,000 over the year end balance. Inventories have decreased $167,000 since December 31, 1995 as a result of the Company's improved processing controls and stock reduction plan. The working capital balance was also impacted during the first nine months of 1996 by the recognition of $930,000 in deferred revenues and $1.1 million in deferred costs related to the completion of the large VocalPoint System 6000 call center installation in the United Kingdom.

          Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities and existing credit facilities, will be sufficient to support the Company's operations for the remainder of 1996 and 1997. In July 1996, Syntellect negotiated a new $2.0 million revolving credit agreement with a commercial bank to replace its prior credit facilities. The new credit line, which will be used to provide working capital financing, is collateralized by accounts receivable and accrues interest at prime. The Company has used $934,000 of the credit line to fund a letter of credit that is being used as a security deposit on a new facility in Phoenix, Arizona.

                        SYNTELLECT INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




ITEM 1. - LEGAL PROCEEDINGS

         Syntellect has settled a lawsuit filed by the former owners of Telecorp in the State Court of Fulton County, Georgia in October 1995. The lawsuit alleged that Telecorp breached certain Consulting/Noncompetition Agreements with the former owners that had been executed in connection with the sale of Telecorp to Pinnacle. Syntellect settled the litigation for an amount within the accrual that had been established for potential legal and other cost relating to this litigation.

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



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 11 - Schedule of Computation of Net Income (Loss) Per Share

                  Exhibit 27 - Financial Data Schedule


         (b)      Reports on Form 8-K

                  No current reports on Form 8-K were filed during the three months ended September 30, 1996:

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          SYNTELLECT INC.



Date:  November 8, 1996   By      /s/ Neal L. Miller
                             -----------------------
                                    Neal L. Miller
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)