Form 10-K
period 1996-12-31
SYNTELLECT INC
filed 1997-03-31
CIK 758830

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                           Commission File No. 0-18323
                               SYNTELLECT INC.(R)
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                        86-0486871
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         1000 Holcomb Woods Parkway, Suite 410A, Roswell, Georgia 30076
               (Address of principal executive office)        (Zip Code)
                                 (770) 587-0700
              (Registrant's telephone number, including area code)
        Securities Registered Pursuant to Section 12(b) of the Act: NONE
           Securities Registered Pursuant to Section 12(g) of the Act:

       Title or Class                       Name of exchange on which registered
Common Stock, $.01 par value                    NASDAQ National Market System

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 21, 1997, the aggregate market value of common stock held by non-affiliates of the Registrant was $38,024,035.
              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
        13,310,443 shares of Common Stock outstanding on March 21, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Materials from the Registrant's Proxy Statement relating to its 1997 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

         ITEM 1.  BUSINESS                                                    3

         ITEM 2.  PROPERTIES                                                 12

         ITEM 3.  LEGAL PROCEEDINGS                                          12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                    12


PART II

         ITEM 5.  MARKET FOR THE  REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                            13

         ITEM 6.  SELECTED FINANCIAL DATA                                    13

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                19

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                     44


PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         44

         ITEM 11. EXECUTIVE COMPENSATION                                     44

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                      44

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             44


PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K                                        45

SIGNATURES                                                                   49

PART I


                                ITEM 1 - BUSINESS


GENERAL

         Syntellect Inc. ( together with its subsidiaries, collectively referred to as "Syntellect" or the "Company") develops, markets and integrates voice and call processing systems and application software solutions worldwide. The Company offers a diversified product line which includes both inbound voice processing and outbound predictive dialer products, a worldwide distribution network, and a vertical market focus on the financial services, media, telecommunications and healthcare industries. Syntellect also provides an interactive transaction-based service bureau for those customers who prefer to outsource their voice processing applications, including cable and satellite pay-per-view orders and employee benefits enrollment. The Company has installed over 13,000 systems at more than 3,000 companies in 55 countries. Syntellect currently employs more than 400 people, and in addition to its primary office facilities in Atlanta and Phoenix, maintains nine sales offices in the United States and one each in London and Munich.

         This report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation, certain statements contained in Part I, Item 1 - "Business" under the captions "Historical Development of the Company", "Industry and Market Background", "Products and Services", "Sales, Marketing, Service & Support", "Product Development", "Manufacturing and Suppliers", "Backlog", and "Proprietary Rights and Intellectual Property"; Part I, Item 3 - "Legal Proceedings"; Part II, Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters"; and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of important factors that could affect the validity of any such forward-looking statements.

HISTORICAL DEVELOPMENT OF THE COMPANY

         Founded in 1984, Syntellect was an early pioneer in the interactive voice response ("IVR") industry, and by 1995 had become the fourth largest provider of IVR solutions in North America, and the largest IVR provider in Europe. Virtually all of the Company's growth during this period was attributable to its proprietary IVR systems (Infobot and Premier). In the early 1990's, the IVR industry experienced a major shift in product demand as the market began to move from proprietary hardware and software applications to advanced, open architecture products that offered increased functionality and a wider range of options for self service - everything from telephones using speech recognition, personal computers and the Internet, to faxes, pagers and mobile phones. In 1993, Syntellect introduced its first open architecture product, the VocalPoint IVR, and announced the phase out of it proprietary lines.

         During 1995, Syntellect initiated a search within the voice processing industry for a strategic partner relationship that could potentially provide complementary product offerings, wider distribution channels and operating synergies. This search culminated on March 14, 1996 with Syntellect's acquisition of Pinnacle Investment Associates Inc. ("Pinnacle") in a transaction that was accounted for as a pooling of interests. Pinnacle subsequently was merged into its wholly owned subsidiary, Telecorp Systems, Inc. ("Telecorp"). Telecorp develops and distributes inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and healthcare industries, and operates a transaction-based service bureau designed primarily to process pay-per-view orders for the cable television industry.

         The merger provided the combined company with several distinct marketing advantages including: (i) a more diversified product line which includes both inbound voice processing technology and outbound predictive dialer products; (ii) a larger sales force and distribution network together with improved access and cross-selling opportunities in new vertical markets; and
(iii) the combination of recurring revenue from Syntellect's transaction-based service bureau and Telecorp's Home Ticket(TM) pay-per-view service, with the automated processing capacity of what the Company believes is one of the world's largest outsourced transaction centers. In addition, the merger provided the combined company with greater financial resources and access to a new management team with substantial expertise in the voice processing industry. Pinnacle's Chairman and Chief Executive Officer, J. Lawrence Bradner, and President, Steve G. Nussrallah, were appointed to the positions of Chairman and Chief Executive Officer and President, Chief Operating Officer and a director, respectively, of Syntellect upon consummation of the merger. David C. Phillips, Pinnacle's Executive Vice President - Finance and Operations, assumed the position of Syntellect's Corporate Vice President - Operations. Jack R. Kelly, Jr., a prior Pinnacle director, was elected to serve as a director of Syntellect in accordance with the terms of the merger. W. Scott Coleman, Syntellect's Vice President of Product Development was promoted to Senior Vice President and General Manager - Call Center Systems. Neal L. Miller, Syntellect's Corporate Vice President, Chief Financial Officer, Secretary and Treasurer, and Lindsay L. Hoopes, Syntellect's Vice President - Controller and Assistant Secretary, remained in their positions following the merger.


INDUSTRY AND MARKET BACKGROUND

         EVOLUTION OF THE CALL CENTER. Traditionally, consumers obtained data or services from organizations such as banks or insurance companies, by phoning a customer service representative or agent who then used a terminal linked to a computer to process the data or service request. While these "call centers" enabled a company to provide a personal touch with its customers, they also created clearly defined inefficiencies and disadvantages as the underlying business experienced growth including: (i) the high cost of maintaining a large pool of agents to answer calls and provide service, (ii) the practical limits on the amount of information and level of service that could be given to individual callers, and (iii) the increased potential for service delays and agent error as call volume increases or substantially varies with the time of day. As a result, organizations have increasingly turned to various methods of automation to process these calls, and in so doing, have redefined the role of their call centers and expanded the definition of a "call" from a person-to-person voice transaction to a range of transactions involving voice, data and workflow automation. Call centers have become "customer interaction centers," linking multiple sites and geographically-dispersed resources through wide area networks, corporate intranets, extranets, and the Internet.

           In recent years, automated teller machines and well-implemented IVR applications have proven that customers want the convenience of "anytime, anywhere, anyway" customer service. The personal touch of agent-supported services is certainly a requirement, but equally important is a company's ability to provide its customers with automated self-service 24 hours a day, 7 days a week, over the telephone, the Internet, or any other media they may choose. Automated self-service has become a major business requirement as companies realize that this type of fast, friendly and cost efficient service offers distinct competitive advantages. Automated self-service eliminates hold times, provides increased accuracy in transaction processing, and allows for expanded service offerings. Automated self-service applications can effectively handle up to 60 percent of most interactive customer transactions. Many issues still require the assistance of a customer service agent; however, technology has helped to automate the agent's interaction with the customer through the use of solutions such as computer telephony integration ("CTI") which integrates the transmission of voice and data in a single telephone call. For example, an inbound solution may involve a "screen pop" of customer information at the agent's workstation, and an outbound solution may involve the transfer of customer information to an agent's terminal in connection with an outbound calling campaign for telemarketing or collections.

         Industry sources estimate that more than 70 percent of all business-related transactions are conducted over the telephone network or via the Internet. The use of IVR systems has allowed businesses to broaden the type of transactions that can be conducted in this manner. These transactions now include order entry, package tracking, home banking, customer service, hospital patient information requests, student registration, catalog sales, benefits enrollment, dealer locator services, airline schedule information, pay-per-view ordering and fax-on-demand. As the market continues to evolve, the increased emphasis on cross-industry applications will require the IVR industry to develop solutions that will allow data to be accessible from an even wider range of database systems. This requires multi-vendor networking and application integration capabilities based on open architecture platforms. Standardization and interoperability are expected to facilitate the evolution of the IVR industry's next generation of products.

          MARKET POTENTIAL AND INDUSTRY RANK. DataQuest, a global market research and consulting firm serving the high-technology and financial communities, estimates in a recent forecast that the North American CTI market will grow at a compounded annual rate of 25 percent from 1996 to the year 2000, with revenue approaching $6.1 billion by the year 2000. The CTI market is divided into three distinct segments: formal call centers, typically large workgroups using an automatic call distributor ("ACD"); informal call centers, smaller workgroups not using an ACD; and small office/home office products targeted at small businesses and individual knowledge workers from the office. The Company competes primarily in the formal call center market with its VocalPoint IVR and predictive dialer products. DataQuest also reports that there is no dominant industry leader in the domestic voice processing market, as 50% of the market is shared by companies which individually control less than a 1% market share. In June 1996, DataQuest ranked Syntellect sixth in the domestic IVR market in terms of IVR systems shipped and first in the European market. In addition, DataQuest estimates that the predictive dialer market is currently growing at an annual rate of nearly 50 percent.

         COMPETITION. The voice processing industry is highly competitive and the Company believes that competition will continue to intensify in the future. The industry is characterized by rapid technological advances, frequent introductions of new products, options and features, constant improvement in the performance of IVR products, and downward pressure on prices. Failure to keep pace with technological advances could adversely affect the Company's competitive position and results of operations. Syntellect believes that the principal competitive factors affecting the voice processing industry are price, functionality, service and reputation in the industry. Although management believes that the Company competes favorably with respect to these factors, there can be no assurance that Syntellect can maintain its competitive position against current and potential competitors.

         Syntellect's principal domestic competitors for IVR products include Lucent Technologies (AT&T), InterVoice Inc., Periphonics Corporation, Edify, Brite Voice Systems Inc., and IBM Corporation. The Company's principal domestic competitors for predictive dialer products are Davox Corporation, EIS International, Inc., Melita International Corporation and Mosaix, Inc. (formerly Digital). Internationally, Syntellect's primary competitors include InterVoice Inc., Telsis, Periphonics and IBM Corporation. Many of the Company's competitors have more extensive engineering, manufacturing, and marketing capabilities, in addition to their substantially greater financial, technological and personnel resources. The Company also expects new competitors to enter its markets.


PRODUCTS AND SERVICES

         PRODUCT FOCUS. Syntellect has undergone a significant transition in its product focus over the past several years in order to meet the changing requirements of its markets. Historically, the Company was a technology-driven organization focused on developing proprietary IVR systems. These products were designed primarily for the formal call system market and required customers to develop their own application software. With the introduction of the VocalPoint IVR in 1993, the Company moved to an open architecture platform that allowed for improved functionality and which integrated industry-standard hardware with application software developed by the Company. Syntellect expanded its product focus with the March 1996 acquisition of Pinnacle. With this acquisition, the Company added an outbound call transaction platform (VocalPoint Predictive Dialer) and the automated processing capacity of what the Company believes is one of the world's largest transaction service bureaus. Syntellect is currently the only company in its industry to offer both inbound and outbound voice processing platforms, and a transaction-based service bureau for those customers who prefer to outsource their voice processing applications.

         NEW PRODUCT INTRODUCTIONS. The Company believes it introduced more new products in 1996 than in any prior year. The new products are designed to add functionality to existing products, expand the scope of the Company's product offerings, and provide a framework for integrating the core product lines of Syntellect and Pinnacle. The new product introductions include the following:

         VocalPoint Interactive Services Transaction Architecture(TM) ("VISTA") is a client-server architecture which combines the inbound and outbound VocalPoint product lines with advanced Virtual Access technology to form a seamless system for processing customer transactions. VISTA utilizes VocalPoint IVR systems for telephony and data terminal interfaces and VISTA software servers to offload VocalPoint IVR processing tasks. VISTA is designed to handle high-volume, mission critical applications of large regional or national call centers and transaction centers.

         Virtual Access Technology allows callers to access an automated self-service application using their choice of communication devices. Telephones, personal computers, personal data assistants, fax machines, pagers and screen phones can all be used to communicate with Virtual Access applications.

         Interactive Communications Management ("ICM") solutions automate the callflow process in customer service departments by eliminating the need for agents to ask customers redundant questions, by reducing call duration and by increasing the ability of agents to solve customer problems. The heart of the ICM solution is the VocalPoint Interaction Server. This Microsoft NT-based server tracks, routes and manages customer calls and Web transactions using rules-based software. VocalPoint Desktop Software then uses CTI to link the agent's terminal with the VocalPoint Interaction Server to provide customer data with each phone call transferred to the agent's desk. This functionality is commonly referred to as a "ScreenPop." The SYNthesizer Graphical Application Generator is an easy-to-use application development tool designed for non-programmers. SYNthesizer allows users to develop applications by creating visual diagrams with "drag-and-drop" icons. This powerful tool provides ICM users with a simple approach to creating and modifying call center applications. ICM also makes use of a VocalPoint Fax Server to receive fax requests from inbound or outbound agents and IVR and Interactive Web Response ("IWR") applications.

         VocalPoint IWR allows companies to take advantage of the Internet with self service solutions designed exclusively for the World Wide Web. The VocalPoint IWR can be voice-enabled for Virtual Access applications accessible by both Web browsers and phones. The WebCallback(TM) feature allows customers accessing a Web application to initiate a phone call with an agent, whose terminal automatically displays a "WebPop" of the same Web page the customer is viewing. The BankWorks IWR Application is an industry-specific application that allows banks to offer Internet banking services to their customers.


         INBOUND PRODUCT LINES. The Company's primary inbound product lines are the VocalPoint IVR, an open architecture IVR platform; the VocalPoint 6000 ARU, an audio response product for the cable television industry; and the Premier and Premier 030 proprietary IVR systems.

         VocalPoint IVR is the Company's flagship product which is designed to meet customer needs for a fully automated system and combines voice processing, information retrieval, caller interaction and application generation capabilities. This open architecture platform addresses the mid-to-high end IVR market, which ranges from 12 to several hundred ports. The VocalPoint IVR system is built on third-party PC hardware, including Dialogic Corporation's ("Dialogic") industry-standard voice processing cards, and features key software technology licensed from IBM's CallPath voice processing architecture. By utilizing off-the-shelf components which leverage the research and development of the third parties, Syntellect is able to not only price competitively, but focus its engineering resources on value-added development.

           Syntellect markets an array of features for the VocalPoint IVR including Speech Recognition which allows callers to use spoken words to answer program prompts; Text-to-Speech which enables customers to "read" database information to callers without the need to pre-record voice messages; Voice Forms which allows callers to verbally "fill-in-the-blanks" of a form; Audio Text which gives callers access to a range of pre-recorded information such as locations and hours of service; Voice Messaging which allows callers to leave voice messages for subsequent retrieval by agents; FaxPoint which allows customers to maintain a library of information that can be faxed to callers at any time; and VocalPage which delivers information to users via their alphanumeric pagers or personal digital assistants. The Company has also developed a family of industry-specific and cross-industry application packages that run on the VocalPoint IVR platform. Called ApplicationWorks, these ready-to-use, comprehensive applications allow organizations to adopt voice processing capabilities without incurring the expense associated with customized programming. The Company has developed ApplicationWorks packages for the banking, mortgage, newspaper and cable television industries, as well as applications for colleges and universities.


         Syntellect shipped VocalPoint IVR solutions to 58 new customers during 1996. In total, the Company shipped 6,000 lines of VocalPoint IVR product during 1996, compared to 4,500 lines in 1995 and 3,400 lines in 1994. VocalPoint IVR sales represented 51%, 32% and 28% of the Company's total system sales for fiscal 1996, 1995 and 1994, respectively, and 30%, 20% and 20%, respectively, of total revenues during those years. In addition, Syntellect has sold approximately $3.6 million of ApplicationWorks solutions since their introduction in 1993.

          VocalPoint 6000 ARU is an audio response unit specifically designed for the cable television industry. The VocalPoint 6000 ARU provides high performance call processing, supporting from four to 60 ports in a single chassis. The system can interface directly with the public telephone network or be installed behind a central office switch, a private branch exchange ("PBX") telephone system, or ACD at the customer site. The VocalPoint 6000 ARU comes with a complete range of options for cable and satellite television companies including pay-per-view order processing which presents callers with a list of available broadcast offerings and processes an order immediately based on the number dialed; service changes and upgrades which enable subscribers to add or upgrade to new or premium channel services automatically; account balance inquiries which gives callers their current account balance and the date the last payment was posted without operator intervention; converter reauthorization which gives subscribers and technicians the ability to reauthorize a converter without waiting for a live operator; and automated attendant which handles incoming administrative calls in the same manner as a front-desk receptionist. Syntellect shipped VocalPoint 6000 ARU solutions to 16 new customers during 1996. VocalPoint 6000 ARU sales represented 17%, 8%, and 5% of the Company's total system sales for 1996, 1995 and 1994, respectively, and 10%, 5% and 4%, respectively, of total revenues during those years.

         Premier 030 is a proprietary IVR system designed to work in conjunction with sophisticated ACD or PBX telephone systems, as well as a variety of host computers. The Premier 030 addresses the need for a powerful IVR system and is sold as a complete voice processing platform or as an upgrade to certain of the Company's earlier generations of IVR systems. The voice processing market continues to move away from proprietary IVR systems. However, many organizations have been reluctant to make a change due to their prior investment in development of customized voice processing applications. Based on market studies, Syntellect anticipates that demand for the Premier 030 product line will decline significantly in 1997. The Company experienced a significant decline in sales of this product line to new customers during 1996 as most Premier 030 sales were add-ons to existing systems in the Company's large install base. As a result, the Company will no longer devote significant development resources to this product line; rather, it will actively market a migration path from the Premier 030 to the VocalPoint IVR while continuing to provide customer support services and software enhancements to its Premier 030 install base. Premier 030 and other proprietary product line sales represented 19%, 41% and 44% of the Company's total system sales for 1996, 1995 and 1994, respectively, and 11%, 25% and 31%, respectively, of total revenues during those years.

         OUTBOUND PRODUCT LINE. The Company's outbound product line is the VocalPoint Predictive Dialer. The VocalPoint Predictive Dialer is an open architecture system designed for targeted telemarketing, collections and customer service applications. The system incorporates the latest in predictive dialer technology, including call pacing, call screening, call blending, and CTI links between telecommunication equipment and mainframe databases. The VocalPoint Predictive Dialer maximizes the number of live contacts reached, supports on-screen interactive scripts, instantaneously displays contact data when the call goes through, and provides detailed management statistics and reports on agent productivity and calling campaign results. The Company shipped VocalPoint Predictive Dialer solutions to 17 new customers during 1996. VocalPoint Predictive Dialer sales represented 9%, 12% and 6% of the Company's total system sales for 1996, 1995 and 1994, respectively, and 5%, 7% and 4%, respectively, of total revenues during those years.

         SERVICE BUREAU. The Company operates what it believes is one of the largest outsourced transaction centers in the world through its Syntellect Interactive Services ("SIS") subsidiary. The SIS Transaction Center ("Transaction Center") as it is known, is a service bureau with nearly 5,000 ports, which offers complete automated transaction outsourcing, system redundancy, fault-tolerant power protection and disaster recovery services, 24 hours a day, 7 days a week. The Transaction Center is a call center that unlike most, which are labor intensive, features an automated "lights out" facility. The Transaction Center handles more than four million telephone calls and Internet-based inquiries each month for its customers. The Transaction Center is used for the Company's Home Ticket(TM) pay-per-view service. Home Ticket(TM) combines the speed and convenience of 800 numbers, the user friendly nature of IVR technology and real-time connectivity with cable billing host systems to process orders for over 700 cable and satellite television operators in North America including TCI, Time Warner, Cox Cable and Comcast. Home Ticket(TM) is the pay-per-view service utilized by approximately 10 million households in the United States alone. The Company has added additional features to the Home Ticket(TM) service, including Hot Spots advertising and promotion messaging, commercial ordering for hotels and motels, and Call Redirect which transfers an incoming call to a second destination for enhanced customer service and retailing options. The service bureau is also designed to handle employee benefits enrollments and automated dealer inquiries relating to large, one-time events such as special promotions or customer surveys for companies wishing to automate and outsource these services. These services which generally became available in 1995, are typically billed on a transaction-by-transaction basis. Service bureau revenues represented 17%, 13% and 7% of the Company's total revenues during 1996, 1995 and 1994, respectively. Home Ticket(TM) is the single largest component of these revenues representing 90%, 85% and 100%, respectively of total service bureau revenues during those years.


SALES, MARKETING, SERVICE & SUPPORT

         GENERAL. Syntellect provides voice processing solutions to customers in a variety of industries, including banking, education, insurance, service providers, transportation, healthcare, media, telecommunications, public utilities, retailing, government agencies, oil and gas, financial services, manufacturing and newspaper publishing. Syntellect has installed over 13,000 systems at more than 3,000 companies in 55 countries. Syntellect's customer base includes eight of the largest domestic banking firms, five of the ten largest insurance companies, most major domestic cable television providers and numerous other Fortune 500 companies. There can be no assurance that the Company's existing customers will continue their current buying patterns or that changes within those industries will not adversely affect the Company's ability to retain or attract new customers. Syntellect's products are sold through a direct sales force and through domestic and international distributors and value added resellers ("VARs"). The Company currently maintains nine sales offices in the United States and one each in London and Munich.

         DOMESTIC SALES. Domestic sales including maintenance fees represented 73%, 79% and 76% of the Company's total revenues for 1996, 1995 and 1994, respectively. During these years no single distributor or customer accounted for more than 10% of total revenues. Syntellect's distribution network includes 58 channel distribution partners and VARs located throughout the United States and Canada. More than 90% of the Company's 1996 sales were made by its direct sales force. A substantial portion of these direct sales are made by a limited number of sales representatives, the loss of whom could adversely affect future operating results.

         INTERNATIONAL SALES. International sales including maintenance fees represented 27%, 21% and 24% of the Company's total revenues for 1996, 1995 and 1994, respectively. For additional information regarding international operations, see Note 19 of Notes to Consolidated Financial Statements. All of the Company's product lines and services are sold internationally with the exception of the service bureau which is currently limited to Canada. The products have been modified to meet specific power, safety and telecommunication requirements of the country of destination. The Company currently offers its products in 30 different languages. Syntellect maintains a direct sales force in London and Munich, and uses 20 distributors to market its systems in various countries around the world. The Company supports its European distributors through the London office. Sales in Canada and the United Kingdom are denominated in Canadian dollars and pounds sterling, respectively, and are subject to foreign currency adjustments. Sales in all other foreign countries are denominated in United States dollars. Syntellect conducts business in international markets in compliance with each country's applicable laws and regulations, including safety and telecommunication laws, import duties and quotas. Syntellect has not experienced any difficulty in obtaining export licenses for foreign sales from the United States Department of Commerce.

         MARKETING ORGANIZATION AND VERTICAL MARKET FOCUS. Syntellect's marketing organization is charged with (i) enhancing the Company's corporate image; (ii) increasing demand for the Company's voice processing products; (iii) creating market differentiation; and (iv) identifying future development opportunities for market-driven features. The marketing organization conducts market and competitive research, participates in industry trade shows and conferences, creates sales literature and presentations, and maintains relationships with key industry analysts and media contacts. Syntellect's strategic marketing plan is focused on four vertical markets - financial services, media (cable television and newspaper), telecommunications and healthcare industries. Sales to these markets represented approximately 32%, 41%, 9% and 2%, respectively, of the Company's total revenues for 1996; 42%, 30%, 9% and 2%, respectively, for 1995; and 52%, 20%, 12% and 2%, respectively, for 1994. Syntellect markets its products to industry leaders within these vertical markets as management believes the industry leaders have the greatest need for voice processing products, are most likely to require system expansion and additional services, and serve as an important source of customer referrals.

         CUSTOMER SUPPORT. Syntellect provides customer support in the areas of consulting services, project management, systems planning, application development, installation, scripting and voice file production, database maintenance services for cable television IVR customers, maintenance and software support services, a 24 hour-a-day, 7 day-a-week Help Desk, on-site technical support, remote diagnostics, classroom training and on-site educational services. These services are generally provided as part of the initial sale of a system. Syntellect provides warranties on its various product lines for periods ranging from three months to one year after shipment. After the initial warranty period, hardware and software maintenance services are available on both a contractual and on-demand time and material basis. Substantially all of the hardware maintenance and support provided to domestic customers is performed on-site under contractual arrangements with independent third party service providers. Internationally, the Company provides training, service and support services through a combination of its direct customer support function, third party service providers and distributors.


PRODUCT DEVELOPMENT

         Syntellect believes that its success is dependent upon its ability to expand the market for its existing products, provide new options and features on a timely basis, and develop new applications that can be incorporated into commercially viable voice processing products. The Company believes it introduced more new products in 1996 than in any prior year; however, there can be no assurance that these new product lines or features will receive market acceptance. Further, there can be no assurance that future announcements of new products will not cause customers to defer purchases of existing products, which could adversely affect the Company's results of operations.

         Product development consists of hardware specification, hardware integration, third party software integration, system design and proprietary software design and coding. All product development is performed by employees of, and contractors managed by, the Company's research and development organization. Syntellect performs rigorous testing prior to releasing new products and features. Nevertheless, products as complex as those produced by the Company often contain undetected errors, or "bugs" when first released. These "bugs" are often discovered only after the product has been used by many different customers and in varying applications. There can be no assurance that errors will not be discovered in the future, causing delays in product introductions and shipments or requiring design modifications which could adversely affect the Company's results of operations.

         Syntellect's product development organization consisted of 73 and 78 individuals at December 31, 1996 and 1995, respectively. In addition, the Company used a significant number of contracted developers during 1996 to assist in the Company's development efforts. The Company spent $5.9 million, $4.9 million, and $ 4.9 million for research and development during 1996, 1995 and 1994, respectively.


MANUFACTURING AND SUPPLIERS

         Syntellect's manufacturing operation consists of in-house configuration, product assembly, product testing and quality control. The Company obtains hardware components from third parties for its VocalPoint family of products, including telephony interface and voice recognition boards which its purchases from Dialogic pursuant to a volume purchase agreement. The agreement with Dialogic expired December 31, 1996 and the Company is currently in the negotiation and renewal process. The Company expects to sign a new agreement with Dialogic. However, should it become necessary or desirable to secure telephony interface and voice recognition boards from a supplier other than Dialogic, management believes that such a change could be made with minor disruption of the business due to the availability of alternative vendors. The Company has used Varian Tempe Electronics Center ("Varian") to perform printed circuit board and system assembly and testing related to the Premier 030 product line. Alternative high quality contract manufacturing suppliers exist, and because Syntellect owns the engineering and source documentation, test equipment and test software for the proprietary Premier 030 product line, a shift in product assembly from Varian or sourcing of components from alternative suppliers could be accomplished without serious disruption to the business. The Company does not believe it is dependent on single source suppliers for components used in any of its primary product lines. Syntellect is currently able to obtain key components in a timely manner from a variety of sources; however, any inability to secure alternate suppliers of key components or alternate assembly sources in a timely manner could adversely affect the Company's results of operations.

         Sprint Corporation provides telecommunication access and services to the Transaction Center under a contractual agreement that expires June 30, 1997. The Company believes that terms and conditions of the contract are a significant contributor to its ability to provide competitive pricing for the Home Ticket(TM) service and other service bureau applications. Failure to renew this contract or any significant change in the underlying terms and conditions could adversely affect the Company's results of operations.

BACKLOG

         The Company's backlog at December 31, 1996 and 1995 was approximately $8.3 million and $6.0 million, respectively. The Company believes that all orders in backlog at December 31, 1996 are firm and will be delivered within the next fiscal year. Because the possibility exists for customers to make changes to their original order, to alter or significantly delay delivery schedules or to cancel their order, the backlog total as of any particular date may not be indicative of actual revenues for any future period.


PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

         Syntellect owns a portfolio of computer telephony patents covering various aspects of its technologies in the United States and throughout the world, and has patent applications pending in the United States and in several foreign countries. Syntellect is also licensed to use certain patents, technology and other intellectual property rights owned by others, and, similarly, other companies are licensed to use certain patents, technology and intellectual rights owned by Syntellect. Syntellect considers its patent portfolio to be a significant aspect of its technology licensing program. The patent portfolio includes an extensive group of patents acquired in July 1992 in connection with its acquisition of Dytel Inc., a manufacturer of equipment for the voice messaging and call processing industry. Syntellect sold the Dytel product line in February 1995 to a third party purchaser but retained the rights to the Dytel patent portfolio. The Company received licensing and royalty fees of $2.4 million, $1.2 million, and $1.4 million during 1996, 1995 and 1994, respectively, related to the Dytel patent portfolio. All of the above patents, patent applications and active patent license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. The expiration of such patents, patent applications and active patent license agreements is not expected to have a material adverse affect on the Company's financial position or results of operations.

         Syntellect establishes and protects proprietary rights in its products and technologies through a combination of registered copyrights, trademarks, service marks, trade secret and patent protection. The Company also enters into confidentiality agreements with its employees, distributors and customers, and seeks to limit access to the distribution of its software, documentation and other proprietary information. Syntellect can provide no assurance that the steps it has taken to protect its licensing and proprietary rights will be adequate to deter misappropriation and/or development of its technologies and products by independent third parties or that third parties will not assert that Syntellect's products infringe upon the rights of others. The Company believes that factors such as technological innovation and expertise and market responsiveness can be as important as the legal protections described above.

         VocalPoint is a registered trademark and Vista (VocalPoint Interactive Services Transaction Architecture), Home Ticket, Interactive Web Response, and WebCallback are trademarks of Syntellect. All other products mentioned in this Form 10-K are trademarks or registered trademarks of their respective companies.

         Syntellect's strategic move from proprietary hardware platforms to integration of its application software with industry-standard hardware, has resulted in an increased reliance on licensed technology obtained from third parties for use in the Company's products. The Company contracted with IBM in 1993 to obtain IBM's personal computer-based voice processing software technology, including the key components of the CallPath architecture. Pursuant to the terms of the licensing agreement, Syntellect obtained a worldwide nonexclusive license to develop and sell a version, under the Company's name, of IBM's voice processing software that runs on personal computers using IBM's OS/2 operating system. The agreement also provides the Company with the rights to all future IBM basic and major enhancements to the software, including IBM's language packages for foreign markets. IBM is obligated to provide backup maintenance support for the software it provides under the agreement. The agreement expires in June 2002, subject to certain early termination provisions. In accordance with its obligations under the agreement, Syntellect prepaid royalties of $1 million in June 1994 and $3 million in December 1994. As of December 31, 1996, the Company had utilized all of the prepaid royalties and had accrued $791,000 in additional royalty payments due IBM. The technology licensed under the IBM agreement is the foundation of the VocalPoint family of products and related ApplicationWorks packages. The termination or loss of this agreement or IBM's failure to perform its obligations thereunder would adversely affect the Company's results of operations. Upon certain events of default by IBM, Syntellect has the right to purchase the source code currently licensed under the agreement for $4 million.

EMPLOYEES

         At December 31, 1996, Syntellect employed 385 on a full-time basis: 49 in sales, 24 in marketing, 117 in customer support, 31 in manufacturing, 73 in product development, 41 in the service bureau operation, and 50 in administration. The Company's success depends on a number of technical employees. Competition for highly skilled people with extensive experience in systems and applications software and advanced electronics is intense. Syntellect's inability to retain these employees could severely impact the Company's ability to conduct its business. The Company has never had a work stoppage and none of its employees are represented by a labor organization.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information with respect to the names, ages, positions and offices held with Syntellect by the Executive Officers as of March 21, 1997.

         J. LAWRENCE BRADNER, 45, became Syntellect's Chairman and Chief Executive Officer upon completion of the merger with Pinnacle on March 14, 1996. He had served as Chairman and Chief Executive Officer of Pinnacle and its wholly owned subsidiary, Telecorp, since their formation in 1991. From 1977 to 1990, Mr. Bradner was employed by Scientific-Atlanta, Inc. ("Scientific-Atlanta"), a leading provider of satellite and other telecommunications products based in Atlanta, Georgia. Mr. Bradner served as President of the Broadband Communications Business Division of Scientific-Atlanta and as Corporate Vice President from 1987 to 1990. Mr. Bradner holds a Bachelors Degree, with honors, in Industrial and Systems Engineering from the Georgia Institute of Technology and a Master of Business Administration Degree from Harvard Business School.

         STEVE G. NUSSRALLAH, 46, became Syntellect's President and Chief Operating Officer upon completion of the merger with Pinnacle on March 14, 1996. He had served as President of Pinnacle and Telecorp since their formation in 1991. From 1984 to 1990, Mr. Nussrallah was employed by Scientific-Atlanta. From 1988 to 1990, Mr. Nussrallah served as Vice President and General Manger of the Subscriber Business Unit, Scientific-Atlanta's largest single business. Mr. Nussrallah holds a Bachelors Degree, with honors, in Electrical Engineering from the University of Cincinnati and a Masters Degree in Electrical Engineering from the University of Michigan.

         NEAL L. MILLER, 37, has served as Syntellect's Corporate Vice President, Chief Financial Officer, Secretary and Treasurer since December 1995. Mr. Miller served as Division Finance Director/Controller for the Communications Division of Tandem Computers, Inc. from 1993 to 1995. Prior to that, Mr. Miller served as Vice President and Chief Financial Officer of American Software, Inc. from 1990 to 1993, and in various finance and sales positions with American Software from 1984 to 1990. Mr. Miller is a Certified Public Accountant and holds a Bachelors Degree in Business Administration, with honors, in Accounting from Georgia State University.

         W. SCOTT COLEMAN, 41, has served as Syntellect's Senior Vice President and General Manager - Call Center Systems since February 1, 1996. Mr. Coleman, together with Director Daniel D. Ross, served in Syntellect's Office of the Chief Executive Officer from November 10, 1995 to March 14, 1996. Prior to that time, Mr. Coleman served as Syntellect's Vice President of Product Development from 1993 to 1995. Mr. Coleman has been involved in the voice processing industry since 1982, serving as Vice President of American Telesystems Corporation, where he was responsible for product strategy, business development and product development activities. Mr. Coleman holds a Master of Science Degree in Electrical Engineering from the Georgia Institute of Technology.

         DAVID C. PHILLIPS, 43, became Syntellect's Corporate Vice President - Operations upon completion of the merger with Pinnacle on March 14, 1996. He had served as Executive Vice President - Finance and Operations of Telecorp since 1991. From January 1990 to August 1990, Mr. Phillips was employed by CableGraphix, Inc., a producer and distributor of cable-specific marketing and promotional literature for cable subscribers, based in Phoenix, Arizona. From 1979 to 1989, Mr. Phillips was employed in various positions by Scientific-Atlanta. Mr. Phillips, a Certified Public Accountant, received a Bachelors Degree in Business Administration from the University of Georgia and a Masters Degree in Professional Accountancy from Georgia State University.

         LINDSAY L. HOOPES, 39, has served as Syntellect's Vice President-Controller and Assistant Secretary since December 1995, and as its Corporate Controller from December 1994 to December 1995. Prior to joining Syntellect, Mr. Hoopes served as Vice President and Chief Financial Officer of Advanced Systems Consultants, a franchisee of MicroAge, Inc. from 1993 to 1994. From 1991 to 1992, Mr. Hoopes served as a Regional Controller of ComputerLand Corporation, and from 1987 to 1992 as Corporate Controller of DataPhaz, Inc., a franchisee of

ComputerLand. Prior to that time, Mr. Hoopes worked for six years with the Big Six accounting firms of Arthur Andersen and Touche Ross. Mr. Hoopes is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from the University of Arizona.

                               ITEM 2 - PROPERTIES

         Syntellect's principal corporate offices are located in 49,100 square feet of leased space in Roswell, Georgia. This facility is also used for certain of the Company's sales, customer support, research and development and production functions. The lease extends through 2001 and provides the Company with options for an additional 44,000 square feet as it becomes available. In June 1996, the Company entered into a ten year lease for a new 70,564 square foot office facility in Phoenix, Arizona. The lease is scheduled to commence in March 1997 concurrent with the expiration of an existing facility lease which covered 46,000 square feet. The new facility will provide for expansion and consolidation of the Company's systems business, and includes space for Phoenix-based customer support, research and development, marketing, production, training and administrative functions.

         Syntellect leases a 1,600 square foot facility in Atlanta, Georgia for its Transaction Center. This facility is used for the Home Ticket(TM) pay-per-view service and other service bureau applications offered through the Company's Syntellect Interactive Services subsidiary. The Company also leases nine sales and support offices in the United States, including a 9,600 square foot facility in Wood Dale, Illinois, and one each in London and Munich, Germany. Aggregate monthly rental payments for Syntellect's office facilities are approximately $115,000.


                           ITEM 3 - LEGAL PROCEEDINGS

         Syntellect has settled a lawsuit filed by the former owners of Telecorp in the State Court of Fulton County, Georgia in October 1995. The lawsuit alleged that Telecorp breached certain covenants of consulting and noncompetition agreements that had been executed in connection with Pinnacle's acquisition of Telecorp. The Company settled the litigation in November 1996 for an amount within the accrual that had been established for potential legal expenses and costs relating to this litigation.

         Syntellect was a defendant in a patent infringement suit filed on May 24, 1996 in the United States District Court for the Southern District of Florida, Miami Division, Case No. 96-1411-CIV-LENARD, entitled Elk Industries, Inc. v. Syntellect Inc. The case charges Syntellect with infringement of U.S. Patent No. 4,124,773 covering an "Audio Storage and Distribution System." The Company settled this litigation in March 1997 for an amount within the accrual that had been established for potential legal expenses and costs relating to this litigation.

         Syntellect is from time to time involved in legal proceedings of a character normally incident to its business, including complaints filed by the Company against third parties for potential infringement of its patent portfolio. The Company is actively pursuing a program to license its patents to third parties in exchange for a one-time licensing fee and/or recurring royalty payments. Syntellect is not currently a party to any material pending legal proceedings other than as described below:

         Syntellect is a defendant in a discrimination suit filed by a former employee on February 7, 1996 in United States District Court, District of Arizona, Cause No. CIU 96-359 Phx PGR, entitled Rhonda Arnold v. Syntellect Inc. The case charges Syntellect with discrimination in compensation and other conditions of employment. The Company has answered the complaint, denying all liability, and both parties have begun discovery in the matter.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of Syntellect's shareholders during the fourth quarter of 1996.

PART II


         ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS


         Syntellect's common stock has been traded in the over-the-counter market and quoted through The Nasdaq Stock Market ("NASDAQ") since March 29, 1990, under the symbol "SYNL". The following table sets forth the high and low sale prices of the common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 1996                                      High                  Low
--------------------------------------------------------------------------------
1st Quarter                                        $ 4 7/8               $ 2 7/8
2nd Quarter                                          7 7/8                 4
3rd Quarter                                          6 3/8                 4 3/8
4th Quarter                                          5 7/8                 3 3/4


Year Ended 1995                                      High                  Low
--------------------------------------------------------------------------------
1st Quarter                                        $ 7 1/8               $ 4 1/4
2nd Quarter                                          6 1/2                 4 3/8
3rd Quarter                                          5 7/8                 3
4th Quarter                                          5                     2 3/4


         On March 21, 1997, the closing sale price for Syntellect's common stock was $3 5/8 per share. On such date, there were 248 holders of record of Syntellect's common stock. This figure does not reflect beneficial ownership of shares held in nominee names. Syntellect has never declared or paid a cash dividend on its common stock. Syntellect presently intends to retain earnings for use in its business and does not anticipate paying cash dividends on its outstanding shares in the foreseeable future.

         As is frequently the case with stock of high technology companies, the market price of Syntellect's common stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations or the introduction of new products by Syntellect or its competitors, and macroeconomic conditions in the computer hardware and software industries generally, may have a significant impact on the market price of Syntellect's common stock. In addition, if revenue or earnings in any quarter were to fail to meet expectations of the investment community, there could be an immediate impact on Syntellect's stock price. Further, the stock market has from time to time experienced extreme price and volume fluctuations which have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of Syntellect's common stock.


                        ITEM 6 - SELECTED FINANCIAL DATA


         The following selected consolidated financial data should be read in conjunction with Syntellect's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1996, are derived from the consolidated financial statements of Syntellect Inc. and subsidiaries. The consolidated financial statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, and the report thereon, are included elsewhere herein.

STATEMENT OF OPERATIONS DATA  (in thousands, except per share amounts)

                                                         Years Ended December 31
                                                         -----------------------
                                           1996        1995        1994      1993        1992
                                           ----        ----        ----      ----        ----
Net revenues                             $ 55,305    $ 49,510    $57,396   $ 51,759    $ 47,696
Cost of revenues                           27,783      26,147     28,065     24,142      20,601
                                         --------    --------    -------   --------    --------
         Gross margin                      27,522      23,363     29,331     27,617      27,095

Operating expenses:
         Selling, marketing and
           administrative                  21,383      23,026     19,263     21,506      18,786
         Product development                5,943       4,884      4,893      7,132       6,320
         Depreciation and amortization      3,229       3,079      3,401      3,560       3,030
         Special charge                      --         8,800        879      8,801        --
                                         --------    --------    -------   --------    --------

         Total operating expenses          30,555      39,789     28,436     40,999      28,136
                                         --------    --------    -------   --------    --------

Operating income (loss)                    (3,033)    (16,426)       895    (13,382)     (1,041)
Other income, net                             253         302        297        179         994
                                         --------    --------    -------   --------    --------

Income (loss) before income taxes          (2,780)    (16,124)     1,192    (13,203)        (47)
Income tax expense (benefit)                 --           134         75         80         (72)
                                         --------    --------    -------   --------    --------

Net income (loss)                        $ (2,780)   $(16,258)   $ 1,117   $(13,283)   $     25
                                         ========    ========    =======   ========    ========

Net income (loss) per common share       $  (0.21)   $  (1.24)   $   .08   $  (1.02)   $   --
                                         ========    ========    =======   ========    ========

Shares used in per share calculation       13,256      13,159     13,468     13,026      13,083
                                         ========    ========    =======   ========    ========


BALANCE SHEET DATA  (in thousands)

                                                         December 31,
                                                         ------------
                                         1996      1995      1994      1993      1992
                                         ----      ----      ----      ----      ----
Working capital                        $13,677   $17,443   $31,989   $30,304   $36,631
Total assets                            34,808    39,719    51,395    49,443    58,435
Long-term debt, less current portion       229       175       875       665       920
Shareholders' equity                    22,021    24,176    39,538    38,344    47,028



    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT PERCENTAGES, SHARE AND PER SHARE AMOUNTS)


ACQUISITION OF PINNACLE INVESTMENT ASSOCIATES INC.

         On March 14, 1996, Syntellect completed its acquisition of Pinnacle Investment Associates Inc. ("Pinnacle") in a transaction accounted for as a pooling of interests. Pursuant to the terms of the merger, Syntellect issued 4,685,838 shares of common stock and assumed outstanding options belonging to Pinnacle stockholders for the purchase of an additional 740,848 shares of common stock at a weighted average exercise price of $1.04 per share. The common stock issued in this transaction had a total value of $20.5 million based on the fair market value of the common stock on the date of issuance. Pinnacle subsequently merged into its wholly owned subsidiary, Telecorp Systems, Inc. ("Telecorp"). Telecorp develops and distributes inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and health care industries, and operates a transaction-based service bureau designed primarily to process pay-per-view orders for the cable television industry. The financial position and results of operations of Syntellect and Pinnacle for all periods presented have been restated to give effect to the merger.

         The merger provided the combined company with several distinct marketing advantages including: (i) a more diversified product line which includes both inbound voice processing technology and outbound predictive dialer products; (ii) a larger sales force and distribution network together with improved access into new vertical markets; (iii) the formation of the Syntellect Interactive Services, Inc. subsidiary ("SIS") which combined Syntellect's transaction-based service bureau with the processing capacity of Telecorp's National Transaction

Center (subsequently renamed the SIS Transaction Center). In addition, the merger provides the combined company with greater financial resources and access to a new management team with substantial expertise in the voice processing industry.



RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET REVENUES

         Net revenues for 1996 were $55.3 million, an increase of 12% over the $49.5 million reported for 1995. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICE REVENUES, which represented 57%, 17% and 26% of net revenues, respectively, for 1996 and 61%, 13% and 26% of net revenues, respectively, for 1995.

         SYSTEM SALES for 1996 were $31.8 million, an increase of $1.7 million, or 6%, over the $30.1 million reported for 1995. System sales include the Company's primary inbound product lines, VocalPoint, an open architecture Interactive Voice Response ("IVR") platform ($16.1 million); the Premier and Premier 030 proprietary IVR systems ($6.0 million); the VocalPoint System 6000 Audio Response Unit for the cable television industry ($6.0 million); and an outbound product, the VocalPoint Predictive Dialer ($2.8 million). VocalPoint IVR sales increased $6.4 million, or 66% between years. Domestic and international sales of VocalPoint increased $2.4 million, or 36%, and $4.0 million, or 129%, respectively, between the comparable periods. The increase in international VocalPoint sales resulted primarily from sales to large telecommunications and cable television customers in the United Kingdom. The Company experienced a significant shift in its product mix during 1996 as more than 60% of all system sales orders received were for VocalPoint IVR. The VocalPoint IVR is a complex solution that requires longer lead times for delivery than the Company's earlier product offerings. This large shift in product sales mix, together with the timing and receipt of several large VocalPoint orders during the final two quarters of 1996, exceeded the Company's capacity to deliver solutions and recognize revenue. The systems backlog at the end of 1996 was approximately $8.3 million, one of the largest in Company history, and included more than $6.3 million in VocalPoint IVR orders. During 1996, the Company also delivered its first ICM solution which uses advanced CTI technology. The Company recorded sales of $700 related to this new product line during 1996.

         Sales of the Premier and Premier 030 product lines decreased $1.9 million, or 58%, and $4.4 million, or 49%, respectively, between the comparable years. Sales of the older Premier lines continue to decrease as these product lines are in their final phase-out stage. Premier 030 sales decreased $2.2 million in the Company's domestic install base, and by $2.2 million in its international markets, primarily in the Far East and Latin America. The Company introduced and actively marketed VocalPoint IVR solutions in these regions during 1996, and reorganized the management of its international sales operation to facilitate the transition of its product sales mix in these geographical areas. The results of these efforts have fallen short of the Company's expectations, as new VocalPoint IVR sales have not fully replaced the decline in Premier 030 sales. VocalPoint System 6000 sales increased $3.0 million, or 125%, between the comparable years. This increase results from a large call center installation for a cable television customer in the United Kingdom. Sales of the VocalPoint Predictive Dialer decreased $800, or 22%, between the comparable years. Domestic orders for the VocalPoint Predictive Dialer declined during 1996 as customers delayed their purchasing decisions pending release of the product's version 3.0 upgrade, which did not occur until the fourth quarter of 1996. This decrease was off-set in part by an $800 installation of a VocalPoint Predictive Dialer for a cable television customer in the United Kingdom. Sales of the VocalPoint Predictive Dialer were significantly below the Company's plan for 1996. Management is investigating alternatives for increasing its returns in the predictive dialer market.

         Systems sales were further impacted between the comparable years by a $1.3 million decrease in sales of the Dytel product line and the System/2000 digital voice system manufactured by the Company's former Syntellect Network Systems Inc. ("SNS") subsidiary. The Company sold the Dytel product line to a third party purchaser in February 1995. The SNS subsidiary was sold to an unrelated value added reseller in April 1996.

         SERVICE BUREAU REVENUES increased $2.8 million, or 43%, between the comparable years. This increase reflects the continued growth of the Company's Home Ticket(TM), a pay-per-view service for cable television providers which is offered through the Company's SIS subsidiary. Revenues from other service bureau applications were flat between the comparable periods as a result of infrastructure changes and relocation of the Company's Chicago facility to Atlanta. MAINTENANCE AND OTHER SERVICE REVENUES increased $1.3 million, or 10%, between the comparable years. This increase results from a $1.2 million increase in patent revenue and a $100 increase in maintenance and other services between periods.

         DOMESTIC AND INTERNATIONAL SALES for 1996 were $40.3 million, or 73%, and $15.0 million, or 27%, of total revenues, respectively, compared to $39.0 million, or 79%, and $10.5 million, or 21% of total revenues, for 1995. The international sales figures for 1996 include a $3.0 million VocalPoint System 6000 call center installation and a $800 VocalPoint Predictive Dialer installation for a cable television customer in the United Kingdom.


GROSS MARGIN

         The gross margin percentage for the year ended December 31, 1996 was 50% of net revenues, as compared with 47% for the year ended December 31, 1995. Gross margins on SYSTEM SALES improved from 36% to 41% between years as a result of changes in the Company's sales discounting policies, a reduction in direct material costs and software licensing fees, and a shift in product mix to higher margin offerings. System margins also improved with the higher mix of revenue from direct sales versus distributor channels. Gross margins for the SERVICE BUREAU decreased from 45% to 40% between years with the Company's decision to increase spending on infrastructure that will facilitate continued growth of the Home Ticket(TM) pay-per-view service and other service bureau applications. Gross margins for MAINTENANCE AND OTHER SERVICE REVENUES increased from 74% to 75% between years. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a year-to-year basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for 1996 are not necessarily indicative of the results to be expected for future periods.

OPERATING EXPENSES

         Operating expenses for 1996 were $30.6 million, a decrease of $400, or 1%, from the $31 million reported for 1995, exclusive of an $8.8 million special charge discussed below. Selling, marketing and administrative expenses decreased $1.6 million, or 7%, between years. This decrease resulted primarily from economies of scale related to the integration of the Company's sales function, and a reduction in administrative salaries and benefit costs. The 1995 totals also include $700 in direct transaction costs incurred in connection with the acquisition of Pinnacle. Research and development expenses increased $1.1 million, or 22%, between years. The Company allocated additional resources during 1996 for the development of market-driven features such as CTI, an Interactive Web Response platform, and upgrades for the Company's existing product lines, including version 3.0 of the VocalPoint Predictive Dialer. Depreciation and amortization expense increased $150, or 5%, between years primarily due to the Company's purchase of $2.5 million in computer and voice processing equipment and $2.3 million in other equipment that will be used to expand the capacity of the Service Bureau.

SPECIAL CHARGE

         Syntellect incurred an $8.8 million special charge to operations during 1995. The special charge is described in detail in the comparison of 1995 operating results to 1994. The special charge includes an allowance for inventory obsolescence ($5.0 million), a write-down of software and equipment to be relocated or disposed of ($1.7 million), employee severance for a reduction in force ($1.2 million), an accounts receivable allowance ($700), and other charges ($200).

         The allowances for accounts receivable and inventory obsolescence were utilized during 1996 to write-off specifically identified receivable balances and inventory disposed of during the year. The reserve for inventory obsolescence at December 31, 1996 represents management's estimate of the valuation allowance necessary for inventory not yet disposed of. The software and equipment charge was utilized during 1996 to write-down the value of specific assets that were relocated, lost or disposed of. The Company made $741 in severance payments to terminated employees during 1996 in connection with its reduction in force. As of December 31, 1996, there remained outstanding payments due on severance transactions relating to 1995 and 1996.


NET INCOME (LOSS)

         Syntellect reported a net loss of $2.8 million, or $(0.21) per share for 1996, compared to a net loss of $16.3 million, or $(1.24) per share for 1995. Excluding the effects of the special charge, the Company incurred a net loss for 1995 of $7.5 million, or $(.57) per share.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994


NET REVENUES

         Net revenues for 1995 were $49.5 million, a decrease of $7.9 million, or 14%, from the $57.4 million reported for 1994. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICE REVENUES, which represented 61%, 13% and 26% of net revenues, respectively for 1995 and 71%, 7%, and 22%, respectively, for 1994.

         SYSTEMS SALES for 1995 were $30.1 million, a decrease of $10.8 million, or 26%, from the $40.9 million reported for 1994. System Sales included the VocalPoint IVR ($9.7 million); the Premier and Premier 030 ($12.3 million); the VocalPoint System 6000 Audio Response Unit ($3.0 million); and the VocalPoint Predictive Dialer ($3.6 million). VocalPoint IVR sales decreased $1.6 million, or 14%, between years. Domestic and international sales of VocalPoint IVR decreased $1.1 million, or 13%, and $500, or 16%, respectively, between the comparable periods. Domestic sales of VocalPoint IVR were negatively impacted by insufficient distribution channels, slower than expected productivity from new direct sales representatives and channel partners, increased competition, and the timing of awards of certain major contracts near yearend which delayed the delivery of product and recognition of revenue. The Company also believes that domestic sales were negatively impacted during the second half of 1995 by market uncertainty surrounding the announcement of the pending merger with Pinnacle, and the departure of several members of senior management. The decrease in international VocalPoint IVR sales resulted from the temporary dedication of resources to a major VocalPoint IVR installation in the United Kingdom. This decrease was off-set in part by the receipt of initial orders for the VocalPoint IVR product in the Middle East, South Africa and Australia.

         Sales of the Premier and Premier 030 product lines decreased $3.9 million, or 55%, and $1.7 million, or 16%, respectively, between the comparable years. The Company began to experience part shortages and sharp increases in component pricing related to the older Premier lines during late 1994 and into 1995, and as a result, the Company announced an official end-of-life for the Premier lines. Sales of the Premier 030 line declined in all markets due to technological changes in the IVR market and increased demand for maximum functionality and durability which are better served by the open architecture platform utilized in the VocalPoint IVR product. VocalPoint System 6000 sales increased $100, or 5%, between the comparable years, primarily from sales to international cable television customers. VocalPoint Predictive Dialer sales increased $1.4 million, or 60%, between years, the largest portion of which resulted from sales to customers in the domestic newspaper industry.

         System sales were also impacted between the comparable years by decreases of $2.1 million and $3.0 million in sales of the Dytel product line and the System/2000 digital voice system, respectively. The Company sold the Dytel product line to a third party purchaser in February 1995. Anticipated System/2000 orders of over $2.0 million did not materialize during 1995 due to slowdowns and start-up of the related customers' business.

         SERVICE BUREAU REVENUES increased $2.7 million, or 71%, between the comparable years. Revenues from the Home Ticket(TM) service offered through the Transaction Center increased $1.7 million, or 46%, between years and the Company realized $1.0 million in incremental revenue from the transaction-based service bureau which was launched during 1995. MAINTENANCE AND OTHER SERVICE REVENUES increased a modest $200, or 1%, between years. This small increase reflects the migration in the Company's product lines and the resulting cancellation of maintenance contracts.

         DOMESTIC AND INTERNATIONAL SALES for 1995 were $39.0 million, or 79%, and $10.5 million, or 21%, of total revenues, respectively, compared to $43.7 million, or 76%, and $13.7 million, or 24%, for 1994.

GROSS MARGIN

         The gross margin percentage for the year ended December 31, 1995 was 47% of net revenues, as compared with 51% for the year ended December 31, 1994. Gross margins on SYSTEM SALES decreased from 44% to 36% between years. This decrease resulted from the significant overall decline in system sales between years and the resulting inability of the Company to absorb the fixed costs allocated to cost of revenues. Gross margins for the SERVICE BUREAU increased from 36% to 45% between years as result of the $2.7 million, or 71%, increase in related revenues, particularly the Home Ticket(TM) service. Gross margins for MAINTENANCE AND OTHER SERVICE REVENUES decreased from 77% to 74% between years as result of the Company incurring increased service costs without a corresponding increase in these types of revenues.


OPERATING EXPENSES

         Operating expenses for 1995, exclusive of the $8.8 million special charge, were $31 million, an increase of $3.4 million, or 12%, over the $27.6 million reported for 1994, exclusive of the $879 special charge discussed below. The increase between years included $700 in direct transaction costs incurred during the fourth quarter of 1995 in connection with the acquisition of Pinnacle. Selling, marketing and administrative expenses increased $3.8 million, or 20%, between years. This increase resulted from the Company's actions to increase its domestic sales force, expand the marketing of the VocalPoint Predictive Dialer, the introduction of the transaction-based service bureau and expansion of the Transaction Center, a $600 accrual related to pending legal matters that were subsequently settled during 1996, and $394 in non-cash compensation expense related to stock options granted to two executive officers in connection with the negotiation of their employment agreements. Research and development expenses were comparable between years; however, use of the underlying funds were reallocated to better focus on the enhancement and functionality of existing product lines. Depreciation and amortization decreased between years with the Company's decision to write-down the value of certain equipment as part of the special charge.


SPECIAL CHARGES

         Syntellect initiated a plan in December 1995 designed to improve its presence in the IVR market, regain market share, reduce expenses, focus management and the sales force on the VocalPoint IVR product line and return the Company to profitability. Syntellect incurred an $8.8 million special charge to operations during the fourth quarter of 1995 related to the implementation of this plan.

         The special charge included a $5.0 million increase in allowances for inventory obsolescence related to (i) proprietary product lines that were discontinued ($2.4 million); (ii) an adjustment of the net realizable value of overstocked components for the Premier 030 and System/2000 product lines ($2.4 million); and (iii) a write-down of obsolete components from early versions of the VocalPoint IVR product line ($200).

         During the second half of 1994, Syntellect began building an infrastructure to further support the delivery of its whole product solutions and facilitate future growth opportunities. This anticipated growth did not materialize during 1995 and, accordingly, the Company began reducing its infrastructure expenses to a level which was more in line with projected revenue streams. As part of this plan, Syntellect initiated a reduction in force in late 1995 that affected all areas of the organization. The Company provided a special charge of $1.2 million during the fourth quarter of 1995 related to this reduction in force and in accordance with Syntellect's established severance benefit plan. Concurrent with the reduction in force, the Company incurred a special charge of $1.7 million to write-down the value of software and equipment that was relocated or disposed of.

         A special charge of $700 was also incurred during the fourth quarter of 1995 to increase the allowance for doubtful accounts for specific receivables that were identified in connection with the Company's review of its maintenance revenue database and to provide specific reserves for potential contractual penalties relating to European customers.

         The Company also incurred a special charge of $879 during 1994 in connection with Pinnacle's write-off of intangible assets related to (i) noncompetition agreements entered into with the former owners of Telecorp and
(ii) certain software dating back to Pinnacle's acquisition of Telecorp. Management concluded that no remaining value existed with respect to the noncompetition agreements as the threat of competition had diminished with the former owners' involvement in activities that were not similar to Telecorp's business. Management also determined that certain software no longer possessed value due to significant advances in technology since the acquisition of Telecorp. Accordingly, the value of the consulting and noncompetition agreements and software were reduced to zero, resulting in write-offs of $722 and $157, respectively.

NET INCOME (LOSS)

         Syntellect reported a net loss of $16.3 million, or $(1.24) per share for 1995, compared to net income of $1.1 million, or $0.08 per share for 1994. Excluding the effects of the 1995 and 1994 special charges, the Company reported a net loss of $7.5 million, or $(.57) per share for 1995, and net income of $2.0 million, or $0.15 per share, for 1994.


 LIQUIDITY AND CAPITAL RESOURCES

         Syntellect had working capital of $13.7 million at December 31, 1996, compared with $17.4 million at December 31, 1995. The current ratio at both these dates was 2.1:1. Cash, cash equivalents and marketable securities at the end of 1996 totaled $6.2 million , compared with the $9.4 million reported at the end of 1995. The Company generated a $1.6 million positive cash flow from operating activities during 1996, reduced its investment in marketable securities by $3.0 million, received $300 in proceeds from the issuance of common stock, and added $342 in long-term debt related to a capital lease. Cash was used during 1996 to make $4.7 million in capital expenditures and $747 in principal payments on long-term debt. Receivables, net of reserves were $13.7 million at December 31, 1996, a decrease of $1.2 million from the $14.9 million reported at December 31, 1995. This decrease resulted from the Company's improved collection efforts which lowered the average collection period for trade receivables from 143 days at December 31, 1995 to 69 days at December 31, 1996. The allowance for doubtful accounts decreased by $295 between years. Inventory balances decreased $1.2 million during 1996 as a result of the Company's improved processing controls and stock reduction plan.

         Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities and existing credit facilities, will be sufficient to support the Company's operations during 1997. The Company negotiated a $2.0 million revolving credit agreement with a commercial bank during 1996 to replace an existing $500 credit line. The new credit line, which will be used to provide working capital financing, is collateralized by accounts receivable and accrues interest at prime. There were no amounts outstanding on the line of credit at December 31, 1996; however, the Company has reserved $1.1 million of the available balance for a letter of credit that will be used as a security deposit on a new lease for a 70,564 square foot facility in Phoenix, Arizona. The new lease covers a ten-year term and is scheduled to commence in April 1997 at an initial monthly rate of $61.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Independent Auditors' Reports of KPMG Peat Marwick LLP and Deloitte and Touche, LLP and the consolidated financial statements of Syntellect as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, follows:

                          Independent Auditors' Report



The Board of Directors and Shareholders
Syntellect Inc.:


We have audited the accompanying consolidated balance sheets of Syntellect Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1995 and 1994 consolidated financial statements of Pinnacle Investments Associates Inc. and subsidiary, a wholly owned subsidiary, which statements reflect total assets constituting 25 percent and total revenues constituting 32 percent and 21 percent of the Syntellect Inc. and subsidiaries consolidated totals as of December 31, 1995 and for each of the years in the two-year period ended December 31, 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Pinnacle Investment Associates Inc. and subsidiary, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, as it relates to 1995 and 1994, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntellect Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





Atlanta, Georgia                                 KPMG Peat Marwick LLP
February  5, 1997

                          Independent Auditors' Report



Board of Directors and Stockholders
Pinnacle Investment Associates Inc.:


We have audited the accompanying consolidated balance sheets of Pinnacle Investment Associates Inc. and subsidiary (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 20, the Company was acquired by Syntellect, Inc. on March 14, 1996 in a transaction that will be accounted for as a pooling of interests. Pursuant to the terms of the merger, each shareholder of Pinnacle received 1.15 shares of Syntellect, Inc. common stock in exchange for each outstanding share of Pinnacle common stock.

As discussed in Note 1, in 1994 the Company changed its method of accounting for short-term investments to conform with Statement of Financial Accounting Standards No. 115.




February 9, 1996, except as to Note 20               Deloitte & Touche LLP
which is dated as of March 14, 1996

                        SYNTELLECT INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995
                      (in thousands, except share amounts)


                                      Assets                               1996        1995
                                                                           ----        ----

Current assets:
         Cash and cash equivalents                                       $  4,928    $  5,125
         Marketable securities                                              1,275       4,225
         Receivables, net                                                  13,744      14,881
         Inventories                                                        4,085       5,293
         Prepaid expenses                                                   1,197       2,154
         Deferred contract costs                                            1,006       1,133
                                                                         --------    --------
                  Total current assets                                     26,235      32,811
                                                                         --------    --------

Property and equipment, net                                                 7,676       5,821
Other assets                                                                  897       1,087
                                                                         --------    --------
                                                                         $ 34,808    $ 39,719
                                                                         ========    ========

                       Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable                                                $  1,302    $  3,660
         Accrued liabilities                                                6,329       7,168
         Customer deposits                                                    699         482
         Deferred revenue                                                   3,940       3,311
         Current portion of long-term debt                                    288         747
                                                                         --------    --------
                  Total current liabilities                                12,558      15,368
                                                                         --------    --------

Long-term debt, less current portion                                          229         175
                                                                         --------    --------
                  Total liabilities                                        12,787      15,543
                                                                         --------    --------

Shareholders' equity:
         Preferred stock, $.01 par value. Authorized 2,500,000 shares;
                  no shares issued or outstanding                            --          --
         Common stock, $.01 par value. Authorized 25,000,000 shares;
                  issued 13,478,127 and 13,381,753, respectively              135         134
         Additional paid-in capital                                        60,545      60,246
         Deferred compensation                                                (52)        (91)
         Accumulated deficit                                              (37,595)    (34,815)
         Foreign currency translation adjustment                              136        (140)
         Net unrealized holding loss on marketable securities                  (7)        (17)
                                                                         --------    --------
                                                                           23,162      25,317
         Treasury stock, at cost, 175,732 shares                           (1,141)     (1,141)
                                                                         --------    --------
                  Total shareholders' equity                               22,021      24,176
                                                                         --------    --------
                                                                         $ 34,808    $ 39,719
                                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)


                                                        1996        1995        1994
                                                        ----        ----        ----
Net revenues:
         System sales                                 $ 31,811    $ 30,110    $ 40,871
         Service bureau                                  9,284       6,491       3,798
         Maintenance and other services                 14,210      12,909      12,727
                                                      --------    --------    --------
                  Total net revenues                    55,305      49,510      57,396
                                                      --------    --------    --------

Cost of revenues:
         System sales                                   18,645      19,211      22,773
         Service bureau                                  5,560       3,560       2,424
         Maintenance and other services                  3,578       3,376       2,868
                                                      --------    --------    --------
                  Total cost of revenues                27,783      26,147      28,065
                                                      --------    --------    --------

Gross margin                                            27,522      23,363      29,331
                                                      --------    --------    --------

Operating expenses:
         Selling, marketing and administrative          21,383      23,026      19,263
         Research and development                        5,943       4,884       4,893
         Depreciation and amortization                   3,229       3,079       3,401
         Special charge                                   --         8,800         879
                                                      --------    --------    --------
                  Total operating expenses              30,555      39,789      28,436
                                                      --------    --------    --------

                  Operating income (loss)               (3,033)    (16,426)        895
                                                      --------    --------    --------

Other income (expense), net:
         Interest income, net                              341         530         370
         Other expense, net                                (88)       (228)        (73)
                                                      --------    --------    --------
                  Total other income (expense), net        253         302         297
                                                      --------    --------    --------

                  Income (loss) before income taxes     (2,780)    (16,124)      1,192

Income taxes                                              --           134          75
                                                      --------    --------    --------

                  Net income (loss)                   $ (2,780)   $(16,258)   $  1,117
                                                      ========    ========    ========

Net income (loss) per common share                    $  (0.21)   $  (1.24)   $   0.08
                                                      ========    ========    ========

Shares used in per share calculation                    13,256      13,159      13,468
                                                      ========    ========    ========


          See accompanying notes to consolidated financial statements.

                        Syntellect Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1996, 1995 and 1994
                      (In thousands, except share amounts)


                                                                     Common Stock
                                                                     ------------       Additional
                                                                             $.01 Par     Paid-in     Deferred     Accumulated
                                                                Shares         Value      Capital   Compensation     Deficit
                                                                ------         -----      -------   ------------     -------
Balance at January 1, 1994                                    13,239,561       $133       $59,291       $(55)       $(19,674)
Issuance of common stock upon exercise of stock options            9,396        --             33        --             --
Issuance of common stock under employee stock purchase            40,854        --            108        --             --
  plan
Issuance of stock options below fair value                          --          --             18        (18)           --
Amortization of deferred compensation related to stock              --          --           --           18            --
  options
Net income                                                          --          --           --          --            1,117
Foreign currency translation adjustment                             --          --           --          --             --
Net unrealized holding loss on marketable securities                --          --           --          --             --
                                                              ----------       ----       -------       ----        --------

         Balance at December 31, 1994                         13,289,811        133        59,450        (55)        (18,557)

Issuance of common stock upon exercise of stock options           66,719          1           247        --             --
Issuance of common stock under employee stock purchase            25,223        --             94        --             --
  plan
Issuance of stock options below fair value                          --          --             61        (61)           --
Amortization of deferred compensation related to stock              --          --           --           25            --
  options
Compensation expense related to stock options issued                --          --            394        --             --
  to officers
Net loss                                                            --          --           --          --          (16,258)
Foreign currency translation adjustment                             --          --           --          --             --
Net unrealized holding gain on marketable securities                --          --           --          --             --
                                                              ----------       ----       -------       ----        --------

         Balance at December 31, 1995                         13,381,753        134        60,246        (91)        (34,815)

Issuance of common stock upon exercise of stock options           49,533          1           143        --             --
Issuance of common stock under employee stock purchase            46,841        --            156        --             --
  plan
Amortization of deferred compensation related to stock              --          --           --           39            --
  options
Net loss                                                            --          --           --          --           (2,780)
Foreign currency translation adjustment                             --          --           --          --             --
Net unrealized holding gain on marketable securities                --          --           --          --             --
                                                              ----------       ----       -------       ----        --------

         Balance at December 31, 1996                         13,478,127       $135       $60,545       $(52)       $(37,595)
                                                              ==========       ====       =======       ====        ========


                                                                             Net
                                                                          Unrealized
                                                             Foreign     Holding Gain
                                                             Currency     (Loss) On                      Total
                                                           Translation    Marketable      Treasury    Shareholders'
                                                            Adjustment    Securities        Stock        Equity
                                                           -----------   ------------     --------    -------------
Balance at January 1, 1994                                    $(210)         $--          $(1,141)      $ 38,344
Issuance of common stock upon exercise of stock options        --             --             --               33
Issuance of common stock under employee stock purchase         --             --             --              108
  plan
Issuance of stock options below fair value                     --             --             --             --
Amortization of deferred compensation related to stock         --             --             --               18
  options
Net income                                                     --             --             --            1,117
Foreign currency translation adjustment                          82           --             --               82
Net unrealized holding loss on marketable securities           --             (164)          --             (164)
                                                              -----          -----        -------       --------

         Balance at December 31, 1994                          (128)          (164)        (1,141)        39,538

Issuance of common stock upon exercise of stock options        --             --             --              248
Issuance of common stock under employee stock purchase         --             --             --               94
  plan
Issuance of stock options below fair value                     --             --             --             --
Amortization of deferred compensation related to stock         --             --             --               25
  options
Compensation expense related to stock options issued           --             --             --              394
  to officers
Net loss                                                       --             --             --          (16,258)
Foreign currency translation adjustment                         (12)          --             --              (12)
Net unrealized holding gain on marketable securities           --              147           --              147
                                                              -----          -----        -------       --------

         Balance at December 31, 1995                          (140)           (17)        (1,141)        24,176

Issuance of common stock upon exercise of stock options        --             --             --              144
Issuance of common stock under employee stock purchase         --             --             --              156
  plan
Amortization of deferred compensation related to stock         --             --             --               39
  options
Net loss                                                       --             --             --           (2,780)
Foreign currency translation adjustment                         276           --             --              276
Net unrealized holding gain on marketable securities           --               10           --               10
                                                              -----          -----        -------       --------

         Balance at December 31, 1996                         $ 136          $  (7)       $(1,141)      $ 22,021
                                                              =====          =====        =======       ========


          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994
                                 (in thousands)



                                                                           1996        1995       1994
                                                                           ----        ----       ----
Cash flows from operating activities:
         Net income (loss)                                              $ (2,780)   $(16,258)   $ 1,117
                                                                        --------    --------    -------
         Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
                  Depreciation and amortization                            3,230       3,079      3,401
                  Write-down of software and equipment values               --         1,700       --
                  Provision for doubtful accounts                            480       1,113        922
                  Provision for inventory obsolescence                        36       5,213        336
                  Stock option compensation expense                           39         419         18
                  (Increase) decrease in receivables                       1,235       4,427     (5,811)
                  (Increase) decrease in inventories                         799      (1,578)       894
                  Increase (decrease) in accounts payable                 (2,355)      1,237     (1,809)
                  Increase (decrease) in accrued liabilities              (1,065)      2,078      2,110
                  Change in other assets and liabilities                   1,996       1,578     (2,577)
                                                                        --------    --------    -------
                           Total adjustments                               4,395      19,266     (2,516)
                                                                        --------    --------    -------

                  Net cash provided by (used in) operating activities      1,615       3,008     (1,399)
                                                                        --------    --------    -------

Cash flows from investing activities:
         Purchase of marketable securities                               (11,825)     (1,939)    (2,702)
         Sales of marketable securities                                      851         190      3,388
         Maturities of marketable securities                              13,934       1,776        550
         Purchase of property and equipment                               (4,741)     (3,479)    (2,328)
         Proceeds from sale of property and equipment                        110        --           21
         Purchase of technology and patents                                 --           (19)      (140)
         Proceeds from disposition of SNS subsidiary                          30        --         --
         Proceeds from disposition of Dytel product line                    --            39       --
                                                                        --------    --------    -------

                  Net cash used in investing activities                   (1,641)     (3,432)    (1,211)
                                                                        --------    --------    -------

Cash flows from financing activities:
         Proceeds from sale of common stock                                  300         342        141
         Payments on note payable to bank                                   --          (200)      --
         Principal payments on long-term debt                               (747)       (502)      (341)
                                                                        --------    --------    -------

                  Net cash used in financing activities                     (447)       (360)      (200)
                                                                        --------    --------    -------

                        SYNTELLECT INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994
                                 (in thousands)



                                                      1996       1995       1994
                                                      ----       ----       ----
Effect of exchange rates on cash                    $   276    $   (12)   $    82
                                                    -------    -------    -------


Net decrease in cash and cash equivalents              (197)      (796)    (2,728)


Cash and cash equivalents at beginning of year        5,125      5,921      8,649
                                                    -------    -------    -------

Cash and cash equivalents at end of year            $ 4,928    $ 5,125    $ 5,921
                                                    =======    =======    =======

Supplemental disclosure of cash flow information:

         Cash paid for interest                     $    33    $   166    $   160
                                                    =======    =======    =======

         Cash paid for income taxes                 $   276    $   152    $  --
                                                    =======    =======    =======


NONCASH INVESTING AND FINANCING ACTIVITIES:

         The Company entered into capital lease obligations of $342 during 1996 for a telephone system and $943 during 1994 for a management information system.



          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)




(1)      Summary of Significant Accounting Policies

         Nature of Business and Principles of Consolidation

         Syntellect Inc. develops, markets, and integrates voice and information processing systems and application software worldwide. The Company offers a diversified product line which includes both inbound voice processing and outbound predictive dialer products, a worldwide distribution network, and a vertical market focus on the financial services, media, telecommunications and healthcare industries. Syntellect also provides an interactive transaction-based service bureau for those customers who prefer to outsource their voice processing applications, including cable and satellite pay-per-view orders and employee benefits enrollment.

         The consolidated financial statements include the accounts of Syntellect Inc. and its wholly-owned subsidiaries ("Syntellect" or the "Company"), Pinnacle Investment Associates Inc. ("Pinnacle"), Syntellect Canada Inc., Syntellect Europe Ltd., Syntellect Deutschland GmbH, Syntellect Technology Corp. ("STC", formerly Dytel Inc.), and Syntellect Interactive Services, Inc. ("SIS"). The consolidated financial statements also include the accounts of Syntellect Network Systems, Inc. through March 31, 1996 (See Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Revenue Recognition

         Syntellect recognizes revenue from sales of systems and services after a contract has been signed, custom system specifications, where applicable, have been defined and agreed upon, and the system has been shipped or services rendered. Revenue from maintenance contracts is deferred and recognized ratably over the terms of the agreements.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, money market and overnight deposits with original maturities of three months or less.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


         Marketable Securities

         Marketable securities are classified as available-for-sale and are available to support current operations. These securities are stated at estimated fair value based on market quotes with any net unrealized holding gain or loss included in the consolidated financial statements as a component of shareholders' equity until realized.

         Inventories

         Inventories are stated primarily at the lower of weighted average cost or market.

         Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment held under capital lease is stated at the lower of the present value of minimum lease payments or fair value at the inception of the lease. Property and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Equipment held under capital lease and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") effective January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that SFAS No. 121 did not have a material impact on its financial statements upon adoption.

         Other Assets

         Other assets consist primarily of patents and purchased technology that are being amortized over five to fifteen years using the straight-line method. Syntellect estimates the recoverability of purchased technology by determining whether the unamortized balance of purchased technology can be recovered over its remaining life through future product sales. Syntellect accounts for patents at the lower of amortized cost or net realizable value. On an ongoing basis, Syntellect reviews the valuation and amortization of its patents. As part of this review, Syntellect estimates the net realizable value of the patents, taking into consideration any events and circumstances which might have diminished their value, and assesses whether the remaining patent balance could be recovered through expected future net cash flows over the remaining life of the patents.


         Warranty Expense

         Syntellect generally provides customers with product warranties for periods ranging from three months to one year after shipment. The Company has provided a reserve for estimated warranty expense.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)



         Product Development

         Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86. Because Syntellect believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

         Income Taxes

         Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income for the period that includes the enactment date.

         Foreign Currency Translation

         Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for the revenues and expenses reported in each fiscal period. Foreign currency translation adjustments are recorded as a separate component of shareholders' equity.

         Net Income (Loss) Per Common Share

         Net income (loss) per common share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents are computed using the treasury stock method and consist of stock options. Fully diluted net income (loss) per common share is not presented since the results of the computation are anti-dilutive or not significantly different from the net income
(loss) per common share presented.

         Stock-Based Compensation

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB No. 25"). As such, compensation expense would be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which encourages entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS. No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma disclosure of net income (loss) and net income (loss) per common share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosures under the provisions of SFAS No. 123 (see Note
16).

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


Reclassifications

         Certain 1995 and 1994 consolidated financial statement balances have been reclassified to conform to the 1996 presentation.

(2)      Acquisition Of Pinnacle Investment Associates, Inc.

         On March 14, 1996, Syntellect completed its acquisition of Pinnacle in a transaction accounted for as a pooling of interests. Pursuant to the terms of the merger, Syntellect issued 4,685,838 shares of common stock and assumed outstanding options belonging to Pinnacle stockholders for the purchase of an additional 740,848 shares of common stock at a weighted average exercise price of $1.04 per share. The common stock issued in this transaction had a total value of $20.5 million based on the fair market value of the common stock on the date of issuance. Pinnacle subsequently merged into its wholly owned subsidiary, Telecorp Systems, Inc. ("Telecorp"). Telecorp develops and distributes inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and health care industries, and operates a transaction-based service bureau designed primarily to process pay-per-view orders for the cable television industry.

         The consolidated financial statements included herein have been restated to include the accounts of Pinnacle for all periods presented. The net revenues of Syntellect and Pinnacle were $6.3 million and $6.6 million, $33.5 million and $16.0 million, and $45.4 million and $12.0 million, for the period in 1996 prior to the merger and for the years ended December 31, 1995 and 1994, respectively. The net income (loss) for these same periods was $(2.3) million and $1.2 million, $(16.6) million and $308 million, and $2.1 million and $(1.0) million, respectively.


(3) Disposition of Syntellect Network Systems Inc. Subsidiary and Dytel Product Lines

         In April 1996, the Company sold its Syntellect Network Systems Inc. subsidiary ("SNS") under a stock purchase agreement with an unrelated third party. Under the agreement, the Company sold all of the issued and outstanding shares of SNS common stock for $720. The Company received $30 of the sales price in cash at closing with the remaining $690 to be received in 23 monthly installments of $30, without interest, beginning May 1996. The completion of this transaction did not significantly impact the Company's results of operations for 1996.

         In February 1995, the Company disposed of its Dytel product line in a sale to a third party purchaser for $176. As consideration, the Company received cash of $39, a promissory note for $118, and the purchaser assumed $19 in maintenance contract obligations. The assets, consisting primarily of inventory and business equipment, were sold at net book value and accordingly, no gain or loss was recognized on the transaction. Syntellect has retained the rights to Dytel's extensive patent portfolio.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)




(4)      Marketable Securities

         The Company has classified all marketable securities as available-for-sale at December 31, 1996 and 1995. The amortized cost, gross unrealized holding gains and losses and fair value of the available-for-sale securities by major security type are as follows:

                                                     Gross       Gross
                                                  Unrealized   Unrealized
                                      Amortized    Holding       Holding
                                         Cost       Gains        Losses      Fair Value
                                         ----       -----        ------      ----------
              1996
              ----

Mortgage-backed securities              $1,282       $--         $   (7)        $1,275
                                        ======       ====        ======         ======

              1995
              ----

U.S. Treasury securities                $  327       $--         $   (2)        $  325
Mortgage-backed securities               3,113        --            (22)         3,091
Corporate income fund investments          802          7          --              809
                                        ------       ----        ------         ------
                                        $4,242       $  7        $  (24)        $4,225
                                        ======       ====        ======         ======


         All marketable securities held at December 31, 1996 have contractual maturities of less than one year. Proceeds and gross realized gains from sales of securities classified as available-for-sale for the years ended December 31, 1996 and 1995 were $851 and $0, and $190 and $29, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.


(5)      Receivables, Net

                  Receivables consist of the following:

                                                         1996            1995
                                                         ----            ----
Trade receivables                                      $ 14,519        $ 16,157
Other receivables                                           458             252
                                                       --------        --------
                                                         14,977          16,409
Less allowance for doubtful accounts                     (1,233)         (1,528)
                                                       --------        --------
                                                       $ 13,744        $ 14,881
                                                       ========        ========

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)




(6)      Inventories

                  Inventories consist of the following:

                                                           1996          1995
                                                           ----          ----
Finished goods                                           $  3,085      $  5,502
Purchased components                                        2,797         6,870
Repair, warranty and maintenance inventories                2,348         1,946
                                                         --------      --------
                                                            8,230        14,318
Less allowance for obsolescence                            (4,145)       (9,025)
                                                         --------      --------
                                                         $  4,085      $  5,293
                                                         ========      ========

         Syntellect contracts with a third-party to perform onsite hardware maintenance for customers in certain geographic areas. Inventories held by Syntellect for the third-party maintenance program are included in repair, warranty and maintenance inventories.


(7)      Prepaid Expenses

                  Prepaid expenses consist of the following:

                                                          1996             1995
                                                          ----             ----
Prepaid royalties                                        $ --             $1,282
Deferred income tax asset                                   620              468
Other prepaids                                              577              404
                                                         ------           ------
                                                         $1,197           $2,154
                                                         ======           ======

         Prepaid royalties at December 31, 1995 represent amounts paid under a licensing agreement with a third party for technology relating to the Company's VocalPoint IVR product. The prepaid royalty balance was utilized during 1996 and as of December 31, 1996, the Company has accrued $791 in royalty expense. (see
Note 12)


(8)      Deferred Contract Costs

         Deferred contract costs represent direct and indirect costs on contracts for which the related revenue recognition has been deferred. Deferred contract costs at December 31, 1995 relate to a single contract with a major cable television customer. The Company received an advance cash payment of $930 in connection with this contract and reported the payment in deferred revenue at December 31, 1995.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


(9)      Property and Equipment, net

                  Property and equipment consist of the following:

                                                           1996          1995
                                                           ----          ----
Furniture, fixtures and computer equipment               $ 19,256      $ 17,686
Service bureau equipment                                    4,242         1,928
Leasehold improvements                                        994           907
                                                         --------      --------
                                                           24,492        20,521
Less accumulated depreciation and amortization            (16,816)      (14,700)
                                                         --------      --------
                                                         $  7,676      $  5,821
                                                         ========      ========



(10)     Other Assets

                  Other assets consist of the following:

                                                          1996            1995
                                                          ----            ----
Patents and purchased technology                        $ 1,509         $ 1,509
Other                                                       103              96
                                                        -------         -------
                                                          1,612           1,605
Less accumulated amortization                              (715)           (518)
                                                        -------         -------
                                                        $   897         $ 1,087
                                                        =======         =======


(11)     Credit Facilities

         The Company negotiated a $2.0 million revolving credit agreement with a commercial bank during July 1996 to replace an existing $500 line of credit. The new credit line, which will be used to provide working capital financing, is collateralized by accounts receivable and accrues interest at prime (8-1/4% at December 31, 1996). The agreement is renewable annually and requires the Company to maintain certain operating ratios with respect to working capital and net worth. There were no amounts outstanding on these lines of credit at December 31, 1996 or 1995; however, the Company has reserved $1.1 million of the available balance at December 31, 1996 for a letter of credit that will be used as a security deposit on a new office facility lease (See Note 14).

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


(12)     Accrued Liabilities

                  Accrued liabilities consist of the following:

                                                            1996           1995
                                                            ----           ----
Accrued compensation and benefits                          $2,982         $4,092
Accrued legal and accounting                                  381          1,108
Accrued royalties                                             791           --
Other accrued liabilities                                   2,175          1,968
                                                           ------         ------
                                                           $6,329         $7,168
                                                           ======         ======

(13)     Deferred Revenue

                  Deferred revenue consists of the following:

                                                          1996             1995
                                                          ----             ----
Maintenance contracts                                    $3,917           $2,381
Deferred systems revenue                                     23              930
                                                         ------           ------
                                                         $3,940           $3,311
                                                         ======           ======

(14)     Long-Term Debt and Lease Commitments

                  Long-term debt consists of the following:


                                                                1996       1995
                                                                ----       ----
Capital lease obligations with interest ranging
from 9.43% to 10%,  collateralized by equipment                $ 517      $ 501

Subordinated promissory notes with original
balances of $1,405, issued to the former owners of
Telecorp, interest at 10% payable monthly through
January 1996 (see Note 15)                                      --          421
                                                               -----      -----
                                                                 517        922
Less current portion                                            (288)      (747)
                                                               -----      -----
                                                               $ 229      $ 175
                                                               =====      =====

                  Equipment held under capital lease is included in property and equipment as follows:

                                                             1996          1995
                                                             ----          ----
Furniture, fixtures and computer equipment                 $ 1,285        $ 943
Less accumulated amortization                                 (828)        (471)
                                                           -------        -----
                                                           $   457        $ 472
                                                           =======        =====

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


         The Company leases office facilities and various equipment under noncancellable operating leases that expire at various dates through 2007. In June 1996, the Company entered into a ten year lease for a new 70,564 square foot office facility in Phoenix. The lease is scheduled to commence in March 1997 at an initial monthly rate of $61. The Company is required to provide the lessor with a $1,100 letter of credit as a security deposit until certain net worth levels are achieved. The letter of credit will be funded from the revolving credit agreement described in Note 11. Rental expense under operating leases was $1,392 in 1996, $961 in 1995 and $1,011 in 1994. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments at December 31, 1996 are as follows:

Year                                      Capital Leases        Operating Leases
----                                      --------------        ----------------
1997                                          $ 336                   $1,401
1998                                            104                    1,429
1999                                             95                    1,371
2000                                             61                    1,376
2001                                             --                    1,159
Thereafter                                       --                    4,356
                                              -----                   ------
Total minimum lease payments                    596                  $11,092
                                                                     =======
Less amounts representing interest              (79)
                                              -----
Net minimum lease payments                    $ 517
                                              =====


(15)     Litigation

         Syntellect is involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         In January 1991, Pinnacle acquired substantially all the assets of Telecorp in a business combination accounted for using the purchase method of accounting. As part of the acquisition, Pinnacle issued two subordinated promissory notes aggregating $1,405 to the former owners in exchange for consulting and noncompetition agreements that extended through December 31, 1995. These agreements required Pinnacle to pay annual performance payments during the noncompete period based on a percentage of its revenues (as defined in the agreements). The former owners filed a claim against Pinnacle in November 1995 regarding the calculation of the performance payments and seeking in excess of $800 in additional payments. Pinnacle recorded a charge to operations during 1995 in the amount of $600 as an estimate of the potential liability that could be incurred in connection with this matter. Syntellect settled the litigation in November 1996 for an amount within the accrual that has been established.

(16)     Shareholders' Equity

         Capital Stock

         Syntellect's authorized capital stock consists of 2,500,000 shares of preferred stock, $.01 par value, and 25,000,000 shares of common stock, $.01 par value. The preferred stock may be issued in one or more series and is undesignated as to powers, preferences, rights, limitations or restrictions. No shares of preferred stock were issued or outstanding at December 31, 1996 or 1995. Syntellect had 13,478,127 and 13,381,753 shares of common stock issued at December 31, 1996 and 1995, respectively.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)




         Stock Option Plans

         Syntellect maintains various stock option plans for employees, consultants and non-employee directors as follows:

         Syntellect adopted a stock option plan in 1984 that provides for the issuance of up to 1,590,000 shares of common stock to employees under incentive and nonstatutory stock option grants. The plan was amended in July 1994 to include Syntellect's consultants and advisors as eligible participants. Incentive stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. Nonstatutory stock options may be granted at a price not less than 50% of the fair market value of the common stock at the date of grant. The options generally become exercisable over a 50 month period commencing at the date of grant and expire in six years. The plan terminates in September 2004, and as of December 31, 1995, all options under this plan have been granted.

         Syntellect adopted a long-term incentive plan effective February 1, 1995, as amended, that provides for the issuance of up to 750,000 shares of common stock to employees, consultants and advisors under incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock, dividend equivalents and other stock-based awards. Incentive and non-qualified stock options may be granted at a price not less than the fair market value of the common stock at the date of grant, generally become exercisable over a 50 month period commencing at the date of grant, and expire in six years. In no case shall the term of any option issued under this plan exceed ten years from the date of grant. The plan terminates in February 2005. On August 8, 1996, the Board of Directors approved an amendment to the long-term incentive plan, pending shareholder approval, which increased the number of shares authorized for issuance under the plan from 750,000 to 1,500,000.

         Syntellect adopted a non-employee directors stock option plan in 1990 that provides for the issuance of up to 60,000 shares of common stock to eligible participants. Options may be granted at a price not less than the fair market value of the common stock at the date of grant, generally become exercisable over a 50 month period commencing at the date of grant, and expire in six years. As of December 31, 1995, all options under this plan have been granted. The plan terminates in December 1998.

         Syntellect adopted a non-employee director stock plan in 1995 that provides for the issuance of up to 50,000 shares of common stock to eligible participants under non-qualified stock option grants. Under the plan, non-employee directors receive a one time grant to purchase 10,000 shares upon appointment to the Board of Directors and an annual grant to purchase 2,000 shares from June 1995 through June 1998. Options may be granted at a price not less than the fair market value at the date of grant, become exercisable over a 50 month period commencing at the date of grant, and expire in six years. The plan has no scheduled termination date.

         In connection with the acquisition of Pinnacle, Syntellect assumed outstanding options for the purchase of 740,848 shares of common stock (see Note
2). A portion of these options were granted to certain executive officers in connection with the negotiation of their employment agreements. These options, covering 565,702 shares, were granted fully vested and immediately exercisable. The Company recognized compensation expense of $590 and $394 in 1993 and 1995, respectively, related to these options and credited the same to paid-in capital. The remaining options are accounted for as non-compensatory stock options, and generally become exercisable over a 48 month period commencing at the date of grant, and expire in 10 years. Unexercised options will be terminated and not available for future grants in the event an employee holding such options terminates his employment.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


         At December 31, 1996, 851,710 options were exercisable under the above plans at prices ranging from $0.87 to $8.00. A summary of the combined stock option activity for all plans during the three-year period ended December 31, 1996 is as follows:

                                                               Options Outstanding
                                                               -------------------
                                          Options                             Exercise
                                         available                           price per
                                         for grant          Shares             share
                                         ---------          ------             -----
Balance, January 1, 1994                  149,904           766,892        $ 3.75-15.00
   Granted                               (611,210)          611,210          2.75- 4.38
   Canceled                               577,195          (577,195)         2.75- 8.70
   Exercised                                 --              (9,396)         2.88- 6.50
                                         --------         ---------        ------------
Balance, December 31, 1994                115,889           791,511        $ 2.75-15.00
   Increase in reserved shares            300,000              --                 --
   Expiration of reserved shares         (286,590)             --                 --
   Granted                               (402,000)          402,000          3.63- 6.25
   Canceled                               381,301          (381,301)         2.75- 6.25
   Exercised                                 --             (66,719)         2.75- 5.00
                                         --------         ---------        ------------
Balance, December 31, 1995                108,600           745,491        $ 2.75-15.00
   Assumption of Pinnacle options            --             740,848          0.87- 1.74
   Termination of Pinnacle options           --             (14,551)         0.87- 1.74
   Increase in reserved shares            500,000              --                 --
   Expiration of reserved shares         (277,551)             --                 --
   Granted                               (613,750)          613,750          4.63- 6.75
   Canceled                               345,241          (345,241)         3.00-15.00
   Exercised                                 --             (49,533)         1.74- 6.25
                                         --------         ---------        ------------
Balance, December 31, 1996                 62,540         1,690,764        $ 0.87- 8.00
                                         ========         =========        ============


         Syntellect canceled and reissued 98,300 options to officers of Syntellect during the year ended December 31, 1994. The options were reissued at the fair market value of Syntellect's common stock on the date of issuance ($4.375 per share). As of December 31, 1996, all but 6,000 of these options had been exercised or canceled.

         Syntellect has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans except in those instances where options were granted fully vested and immediately exercisable, and when the quoted market price of the Company's stock at the date of grant exceeded the amount an employee must pay to acquire the stock. Had compensation cost for Syntellect's 1996 and 1995 stock option grants been determined based on the fair value at the grant date, as prescribed by the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                           1996          1995
                                                           ----          ----
Net loss - as reported                                  $ (2,780)     $ (16,258)
Net loss - pro forma                                    $ (3,723)     $ (16,690)
Net loss per common share - as reported                 $  (0.21)     $   (1.24)
Net loss per common share - pro forma                   $  (0.28)     $   (1.27)

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

           Expected dividend yield                                      0%
           Expected stock price volatility                             50%
           Risk-free interest rate                                   5.88%
           Expected life of options                                3 years

         Employee Stock Purchase Plan

         Syntellect has an employee stock purchase plan that provides for the purchase of up to 400,000 shares of common stock. Under the plan, eligible participants may purchase common stock semi-annually at the lower of 85% of the fair market value on either the first day or last day of the offering period, whichever is lower. During 1996, 11,674 and 35,167 shares were purchased at $2.87 and $3.51 per share, respectively. During 1995, 12,938 and 12,285 shares were purchased at $4.57 and $2.87 per share, respectively. During 1994, 40,854 shares were purchased at $2.66 per share. At December 31, 1996, 108,389 shares of common stock were available for issuance under the plan.


(17)     Employee Benefit Plans

         Syntellect maintained two 401(k) plans during 1996; one covering eligible employees of Syntellect (the "Syntellect 401(k) Plan") and one covering eligible employees of Pinnacle (the "Pinnacle 401(k) Plan"). Participants could contribute up to 15% and 6%, respectively of their total compensation under these plans. The Company provided matching contributions under the Pinnacle 401(k) Plan equal to 50% of employee contributions, up to a maximum of 2% of the employee's total compensation. The Company could also make discretionary contributions to either plan in amounts determined by the Board of Directors. Participants in the plans vest immediately in their personal contributions and over a six year graded schedule for amounts contributed by the Company. Syntellect made matching contributions to the Pinnacle 401(k) Plan of $91 in 1996, $49 in 1995, and $56 in 1994; however, no discretionary contributions were made by the Company to either plan during these years.

         Effective January 1, 1997, Syntellect adopted a single 401(k) plan covering all eligible employees of the Company. Under the new plan, participants can contribute up to 15% of their total compensation. The Company will provide matching contributions equal to one third of employee contributions up to a maximum of 7% of the employee's total compensation. The matching contribution is subject to annual review and adjustment by the Board of Directors. Additional discretionary contributions may also be made to the plan in amounts determined by the Board of Directors. Participants will be immediately vested in their personal contributions and on a four year graded schedule for amounts contributed by the Company.

         Syntellect has established a severance plan in which officers and employees may receive severance benefits upon termination. Benefits under the plan are provided to individuals who have been employed by Syntellect at least six months, are involuntarily terminated and sign a document releasing Syntellect from any liability in connection with their termination. The amount of severance pay varies based upon the individual's length of service and employment classification.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)



(18)     Income Taxes

         The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

         The components of income tax expense (benefit) included in the consolidated statements of operations are as follows:


                                                        1996       1995      1994
                                                        ----       ----      ----
Current income tax expense (benefit):
         Federal                                       $(399)     $ 544      $ 64
         State                                           (69)        58        11
                                                       -----      -----      ----
                                                        (468)       602        75
                                                       -----      -----      ----
Deferred income tax expense (benefit):
         Federal                                         399       (430)       --
         State                                            69        (38)       --
                                                       -----      -----      ----
                                                         468       (468)       --
                                                       -----      -----      ----
                  Total income tax expense             $ --       $ 134      $ 75
                                                       =====      =====      ====

         Income (loss) before income tax expense (benefit) consists of the following:


                                              1996           1995          1994
                                              ----           ----          ----
United States Operations                    $ (2,275)      $(13,159)      $1,192
International Operations                        (505)        (2,965)        --
                                            --------       --------       ------
                                            $ (2,780)      $ 16,124       $1,192
                                            ========       ========       ======

         Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                                         1996       1995      1994
                                                                         ----       ----      ----
Computed "expected" income tax expense                                 $  (945)   $(5,482)   $ 405
Increase (decrease) in income tax expense resulting from:
         State income tax expense, net of federal income tax benefit       (74)      (155)      36
         Increase in valuation allowance                                 1,028      4,892     --
         Other, net                                                         (9)       879     (366)
                                                                       -------    -------    -----
                  Total income tax expense                             $  --      $   134    $  75
                                                                       =======    =======    =====

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


         The income tax effects of temporary differences that give rise to the Company's deferred income tax assets and liabilities are as follows:

                                                                       1996        1995
                                                                       ----        ----
Deferred income tax assets:
         Net operating loss and tax credit carryforwards             $ 11,097    $  6,264
         Warranty and inventory allowances                              1,537       3,706
         Amortization                                                     462         555
         Contract accounting                                             --           419
         Accrued expenses                                               1,121       1,455
         Allowance for doubtful accounts                                  276         496
         Other                                                           --           631
                                                                     --------    --------
                  Gross deferred income tax assets                     14,493      13,526
                                                                     --------    --------

Deferred income tax liabilities:
         Property and equipment due to differences in depreciation       (782)       (517)
         Other                                                           (168)        (26)
                                                                     --------    --------
                  Gross deferred income tax liabilities                  (950)       (543)
                                                                     --------    --------

Less valuation allowance                                             $(12,923)    (12,515)
                                                                     --------    --------

Net deferred income tax asset                                        $    620    $    468
                                                                     ========    ========

         The increase (decrease) in the net deferred income tax asset for the years ended December 31, 1996, 1995 and 1994 was $152, $468 and $0,
respectively. The increase in the valuation allowance against deferred income tax assets for these years was $408, $4,892, and $0, respectively. Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance has been provided because the realization of all of the deferred income tax asset is uncertain.

         As of December 31, 1996 the Company had net operating loss, investment tax credit, minimum tax credit, and research and development tax credits available for carryforward of approximately $25,373, $15, $18, and $1,240, respectively, which expire at various dates through the year 2011.


(19)     Business Segments, Geographic Data and Major Customers

         Syntellect develops, markets, and integrates voice and information processing systems and application software worldwide. The Company offers a diversified product line which includes both inbound voice processing and outbound dialer products, a worldwide distribution network, and a vertical market focus on the financial services, media, telecommunications and healthcare industries. The Company also provides an interactive transaction-based service bureau for those customers who prefer to outsource their voice processing applications. In addition to its primary office facilities in Atlanta and Phoenix, the Company also maintains nine sales offices in the United States and one each in London and Munich, Germany.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


         Net revenues, by geographic area, for the three-year period ended December 31, 1996 are as follows:

   Geographic Area                           1996           1995           1994
   ---------------                           ----           ----           ----
United States                              $40,296        $39,047        $43,702
International markets                       15,009         10,463         13,694
                                           -------        -------        -------
                                           $55,305        $49,510        $57,396
                                           =======        =======        =======

         No single customer accounted for more than 10% of the Company's revenues in 1996, 1995 or 1994.

         The Company conducts business with a major cable television customer who is also a significant shareholder of the Company. Revenues from this customer were $1,311, $1,266 and $727 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company was due $163 and $222 in outstanding accounts receivable from the customer at December 31, 1996 and 1995, respectively.


(20)     1995 Special Charge

         Syntellect initiated a plan in December 1995 designed to improve its presence in the Interactive Voice Response ("IVR") market, regain market share, reduce expenses, focus management and the sales force on the VocalPoint IVR product line and return Syntellect to profitability. Syntellect incurred a special charge of $8,800 during the quarter ended December 31, 1995 related to the implementation of this plan.

         The special charge included a $5,000 increase in allowances for inventory obsolescence related to (i) proprietary product lines that are being discontinued ($2,400); (ii) an adjustment of the net realizable value of overstocked components for the Premier 030 and System 2000 product lines ($2,400); and (iii) a write-down of obsolete components from early versions of the VocalPoint IVR product line ($200).

         During the second half of 1994, Syntellect began building an infrastructure to further support the delivery of its whole product solutions and facilitate future growth opportunities. This anticipated growth did not materialize during 1995 and, accordingly, Syntellect began reducing its infrastructure expenses to a level which was more in line with projected revenue streams. As part of this plan, Syntellect initiated a reduction in force in late 1995 that affected all areas of the organization. Syntellect provided a special charge of $1,200 during the quarter ended December 31, 1995 related to this reduction in force and in accordance with Syntellect's established severance benefit plan. Concurrent with the reduction in force, Syntellect has begun to consolidate most of its administrative, manufacturing and customer support functions, which currently reside in multiple locations. As a result, Syntellect incurred a special charge of $1,700 during the quarter ended December 31, 1995 to write-down the value of software and equipment that will be relocated or disposed of.

         Syntellect also incurred a special charge of $700 during the quarter ended December 31, 1995, to increase the allowance for doubtful accounts for specific receivables identified in connection with the Company's review of its maintenance revenue database and to provide specific reserves for potential contractual penalties relating to European customers.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


         A summary of the major elements of the 1995 special charge of $8,800, or $(0.67) per share, is as follows:

Allowance for inventory obsolescence                                      $5,000
Write-down of software and equipment to be
     relocated or disposed of                                              1,700
Employee severance for planned reduction in force                          1,200
Accounts receivable allowance                                                700
Other                                                                        200
                                                                          ------
                                                                          $8,800
                                                                          ======

         The allowances for accounts receivable and inventory obsolescence were utilized during 1996 to write-off specifically identified receivable balances and inventory disposed of during the year. The reserve for inventory obsolescence at December 31, 1996 represents management's estimate of the valuation allowance necessary for inventory not yet disposed of. The software and equipment charge was utilized during 1996 to write-down the value of specified assets that were relocated, lost or disposed of. The Company made $741 in severance payments to terminated employees during 1996 in connection with its reduction in force. As of December 31, 1996, there remained outstanding payments due on severance transactions relating to 1995 and 1996.

(21)     1994 Special Charge

         During 1994, Pinnacle determined that the consulting and noncompetition agreements entered into with the former owners of Telecorp had no remaining value as the threat of competition had diminished over the original life of the agreements (see Note 15). In addition, management determined that certain technology purchased during the acquisition of Telecorp no longer possessed value due to significant advances in technology since the original acquisition date. As a result, Pinnacle wrote-off the remaining value of the consulting and noncompetition agreements and purchased technology. The effect of this valuation adjustment on Syntellect's reported results for 1994 was a decrease in income of $879 or $(0.07) per share.


(22)     Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that Syntellect disclose estimated fair values for its financial instruments. The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The fair value of marketable securities classified as available-for-sale are based on quoted market prices at the reporting date for those or similar investments. The carrying amount of receivables, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year-end. The fair value of long-term debt, which is comprised of capital lease obligations, is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

        (in thousands, except percentages, shares and per share amounts)


(23)     Supplemental Financial Information

         A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1996, 1995 and 1994 follows:

                                       Balance at    Charged to
                                       beginning      costs and                    Balance at
                                        of year       expenses      Deductions    end of year
                                        -------       --------      ----------    -----------
Allowance for doubtful accounts:
          1996                           $1,528        $  480        $  (775)        $1,233
          1995                              668         1,113           (253)         1,528
          1994                            1,441           922         (1,695)           668


Allowance for inventory obsolescence:
          1996                           $9,025        $   36        $(4,916)        $4,145
          1995                            4,616         5,213           (804)         9,025
          1994                            5,535           336         (1,255)         4,616


(24)     Quarterly Results (Unaudited)

         The following table presents selected unaudited quarterly operating results for the two year period ended December 31, 1996. Syntellect believes that all necessary adjustments have been included in the amounts stated below to present fairly the related quarterly results.

                                    First         Second          Third        Fourth
                                   Quarter        Quarter        Quarter       Quarter          Total
                                   -------        -------        -------       -------          -----
                 1996
                 ----
Net revenues                      $ 12,946       $ 14,004       $ 12,173       $ 16,182       $ 55,305
Gross margin                         6,344          6,950          6,094          8,134         27,522
Operating income (loss)             (1,139)          (477)        (1,522)           105         (3,033)
Net income (loss)                   (1,083)          (393)        (1,465)           161         (2,780)
Net income (loss) per common
         share                    $  (0.08)      $  (0.03)      $  (0.11)      $   0.01       $  (0.21)

                 1995
                 ----

Net revenues                      $ 13,299       $ 11,164       $ 14,403       $ 10,644       $ 49,510
Gross margin                         7,178          5,203          7,037          3,945         23,363
Operating income (loss)                420         (1,869)        (1,116)       (13,861)       (16,426)
Net income (loss)                      564         (1,783)        (1,075)       (13,964)       (16,258)
Net income (loss) per common
         share                    $   0.04       $  (0.14)      $  (0.08)      $  (1.05)      $  (1.24)

    ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         None.



PART III


          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Information regarding continuing directors and nominees of Syntellect is set forth under the caption "Information Concerning Directors and Nominees" in the Registrant's Proxy Statement relating to its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") incorporated by reference into this Form 10-K, which will be filed with the Securities and Exchange Commission. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the 1997 Proxy Statement is not being filed as a part hereof. Information concerning executive officers of the Registrant is set forth in Part I of this Form 10-K.


                        ITEM 11 - EXECUTIVE COMPENSATION


         Information regarding executive compensation is incorporated herein by reference to the information furnished under the caption "Executive Compensation" in the 1997 Proxy Statement, provided, however, that the "Board Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the 1997 Proxy Statement are not incorporated by reference herein.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         Information regarding security ownership of certain beneficial owners and management of Syntellect is incorporated herein by reference to the information furnished under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Not applicable.

PART IV


    ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

         The following consolidated financial statements of Syntellect Inc. and Subsidiaries are filed as part of this report on Form 10-K:

                                                                                                          Page or Method of Filing
         Independent Auditors' Report - KPMG Peat Marwick LLP                                                      Page 20

         Independent Auditors' Report - Deloitte & Touche LLP                                                      Page 21

         Consolidated Balance Sheets - December 31, 1996 and 1995                                                  Page 22

         Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994                      Page 23

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994            Page 24

         Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994                      Page 25

         Notes to Consolidated Financial Statements                                                                Page 27

     2.  CONSOLIDATED SUPPLEMENTAL SCHEDULES

         All schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(B)  EXHIBITS.

  Exhibit No                     Description                                    Page or Method of Filing
  ----------                     -----------                                    ------------------------
2               Agreement and Plan of Reorganization as of           Incorporated by reference to Exhibit No. 2 to
                December 6, 1995, between Syntellect Inc.,           Syntellect's Registration Statement on Form S-4
                Syntellect Acquisition Co., and Pinnacle             dated February 9, 1996 (the "S-4")
                Investment Associates Inc.

3.1(a)          Restated Certificate of Incorporation of Registrant  Incorporated by reference to Exhibit No. 3-A to
                                                                     Syntellect's Registration Statement on Form S-1
                                                                     dated February 23, 1995 (the "S-1")

3.1(b)          Certificate of Amendment to Restated Certificate     Incorporated by reference to Exhibit No. 3.1(b)
                of Incorporation of Registrant, filed with the       to Syntellect's S-4
                Delaware Secretary of State on May 18, 1993

3.1(c)          Certificate of Amendment to Restated Certificate     Incorporated by reference to Exhibit 3.1(c) to
                of Incorporation of Registrant filed with the        Syntellect's Annual Report on Form 10-K dated
                Delaware Secretary of State on March 14, 1996        March 29, 1996.

3.2             Amended and Restated Bylaws of Registrant            Incorporated by reference to Exhibit No. 3-B to
                                                                     Syntellect's S-1

4               Specimen Certificate representing Common Stock       Incorporated by reference to Exhibit No. 4 to
                                                                     Amendment No. 1 of Syntellect's S-1

10.1            Restated Stock Option Plan, as amended through May   Incorporated by reference to Exhibit 10.1 to
                23, 1995                                             Syntellect's Annual Report on form 10-K dated
                                                                     March 29, 1996.

10.2            Employee Stock Purchase Plan                         Incorporated by reference to Exhibit No. 10-B
                                                                     to Amendment No. 1 of Syntellect's S-1

10.3            1997 Management Incentive Program                    Page 50

10.4            Long-Term Incentive Plan, as amended August 8, 1996  Page 57


10.5            Nonemployee Director Stock Plan                      Incorporated by reference to Exhibit B to
                                                                     Syntellect's Proxy Statement for the 1995
                                                                     Annual Meeting of Stockholders

10.6(a)         Lease Agreement and Addendum dated October 13,       Incorporated by reference to Exhibit No. 10-E
                1987 with Estes Property Management Company for      to Syntellect's S-1
                Syntellect's corporate headquarters

10.6(b)         First Amendment to Lease Agreement dated August      Incorporated by reference to Exhibit 10-D(2) of
                31, 1992 between Estes-Samuelson                     Form 10-K for the fiscal year Syntellect ended
                Partnership and Syntellect                           December 31, 1992 ("1992 Form 10-K")

10.6(c)         Lease Agreement dated June 28, 1996, together with   Page 67
                first amendment to lease dated October 6, 1996,
                between Opus Southwest Corporation and
                Syntellect for an office facility in Phoenix,
                Arizona

10.7            Form of Indemnification Agreement between            Incorporated by reference to Exhibit No. 10-L
                Syntellect and its directors and officers            to Syntellect's S-1

10.8(a)         Agreement for Licensing of IBM Software Technology   Incorporated reference to Exhibit 10-I of
                dated February 3, 1993 between Syntellect and IBM    Syntellect's 1992 Form 10-K


10.8(b)         Amendment Number One (1) to Agreement for the        Incorporated by reference to Exhibit No.
                Licensing of IBM Technology, Agreement Number        10.8(b) to Syntellect's S-4
                JWQ9308, dated March 25, 1993

10.8(c)         Amendment Number Two (2)  to Agreement for the       Incorporated by reference to Exhibit No.
                Licensing of IBM Technology, Agreement Number        10.8(c) to Syntellect's S-4
                JWQ9308, dated June 8, 1993

10.8(d)         Amendment Number Three (3) to Agreement for the      Incorporated by reference to Exhibit No.
                Licensing of IBM Technology, Agreement Number        10.8(d) to Syntellect's S-4
                JWQ9308, dated December 16, 1993

10.8(e)         Amendment Number Four (4) to Agreement for the       Incorporated by reference to Exhibit No.
                Licensing of IBM Technology, Agreement Number        10.8(e) to Syntellect's S-4
                JWQ9308, dated October 4, 1994

10.8(f)         Amendment Number Five (5) to Agreement for the       Page 125
                licensing of IBM Technology, Agreement Number
                JWQ9308, dated February 13, 1995

10.8(g)         Amendment Number Six (6) to Agreement for the        Page 129
                Licensing of IBM Technology, Agreement number
                JWQ9308, dated June 6, 1995

10.8(h)         Amendment Number Seven (7) to Agreement for the      Page 130
                Licensing of IBM Technology, Agreement Number
                JWQ9308, dated September 9, 1996

10.8(i)         Amendment Number Eight (8) to Agreement for          Page 133
                Licensing of IBM Technology, Agreement Number
                JWQ9308, dated March 11, 1997

10.9            Asset Purchase Agreement dated February 21, 1995     Incorporated by reference to Exhibit 10-K of
                between Syntellect Technology Corp. (formerly        Syntellect's 1994 Form 10-K
                known as Dytel Inc.) and Dytel Incorporated

10.10           Form of Affiliate Agreement between Syntellect       Incorporated by reference to Exhibit No.10.10
                Inc. and affiliates of Pinnacle Investment           to Syntellect's S-4
                Associates Inc.

10.11           Employment Agreement between J. Lawrence Bradner     Incorporated by reference to Exhibit No. 10.11
                and Syntellect Inc. dated March 14, 1996             to Syntellect's S-4

10.12           Employment Agreement between Steve Nussrallah and    Incorporated by reference to Exhibit No. 10.12
                Syntellect Inc. dated March 14, 1996                 to Syntellect's S-4

10.13           Form of Registration Rights Agreement                Incorporated by reference to Exhibit 10.13 to
                                                                     Syntellect's S-4

10.14           Stock Purchase Agreement, dated April 1, 1996,       Incorporated by reference to Exhibit 10.14 to
                between Syntellect Inc. and Atlas Telecom, Inc.      Syntellect's quarterly report on Form 10-Q,
                                                                     dated May 13, 1996.

10.15(a)        Loan agreement, dated July 25, 1996, between         Page 134
                NationsBank, N.A. (South) and Syntellect Inc. for
                a $2,000,000 revolving credit line

10.15(b)        $1,100,000 Letter of Credit dated February 7,        Page 145
                1997, issued against the $2,000,000 revolving
                credit line, to be used as security deposit on
                lease with Opus Southwest Corporation

11              Statement re computation of per share earnings       Page 146

21              Subsidiaries of Registrant                           Page 147

23              Independent Auditors' Consents                       Page 148

27              Financial Data Schedule                              Page 150



(C)  REPORTS ON FORM 8-K.

         There were no Current Reports on Form 8-K filed during the three months ended December 31, 1996.

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Syntellect has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 28, 1997.

                         SYNTELLECT INC.

                     By:    /s/ Neal L. Miller
                         ------------------------
                              Neal L. Miller
                              Vice President,
                         Chief Financial Officer,
                         Secretary and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities of the dated indicated.

Name and Signature                       Title                                           Date
------------------                       -----                                           ----
/s/ J. Lawrence Bradner                  Chairman of the Board,
---------------------------------        Chief Executive Officer
J. Lawrence Bradner                      (Principal Executive Officer)                   March 28, 1997


/s/ Neal L. Miller                       Vice President, Chief Financial Officer,
---------------------------------        Secretary & Treasurer (Principal Financial
Neal L. Miller                           and Accounting Officer)                         March 28, 1997


/s/ William P. Conlin                    Director                                        March 28, 1997
---------------------------------
William P. Conlin


/s/ A. LeRoy Ellison                     Director                                        March 28, 1997
---------------------------------
A. LeRoy Ellison


/s/ Jack R. Kelly, Jr.                   Director                                        March 28, 1997
---------------------------------
Jack R. Kelly, Jr.


/s/ Steve G. Nussrallah                  Director                                        March 28, 1997
---------------------------------
Steve G. Nussrallah


/s/ Daniel D. Ross                       Director                                        March 28, 1997
---------------------------------
Daniel D. Ross