Form 10-Q
period 1997-03-31
SYNTELLECT INC
filed 1997-05-15
CIK 758830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

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

         13,310,844 shares of common stock, $.01 par value, were outstanding on April 30, 1997

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                       Consolidated Balance Sheets-
                              March 31, 1997 and December 31, 1996                         3

                       Consolidated Statements of Operations-
                              Three Months Ended
                              March 31, 1997 and March 31, 1996                            4

                       Consolidated Statements of Cash Flows-
                              Three Months Ended
                              March 31, 1997 and March 31, 1996                            5

                       Notes to Consolidated Financial Statements                          6

            Item 2.  Management's Discussion & Analysis of Financial Condition
                       and Results of Operations                                           7


PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings                                                    10

            Item 6.  Exhibits and Reports on Form 8-K                                     10


SIGNATURES                                                                                11


EXHIBITS

            Exhibit 11 - Schedule of Computation of Net Income (Loss) Per Share           12

            Exhibit 27 - Financial Data Schedule                                          13

                        SYNTELLECT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                       March 31,     December 31,
                                                                        1997            1996
                                                                        ----            ----
ASSETS
Current assets:
         Cash and cash equivalents                                   $  2,648        $  4,928
         Marketable securities                                          3,145           1,275
         Receivables, net                                              14,456          13,744
         Inventories                                                    3,537           4,085
         Prepaid expenses                                               1,223           1,197
         Deferred contract costs                                          302           1,006
                                                                     --------        --------
                  Total current assets                                 25,311          26,235

Property and equipment, net                                             8,242           7,676

Other assets                                                              841             897
                                                                     --------        --------
                                                                     $ 34,394        $ 34,808
                                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                            $  1,771        $  1,302
         Accrued liabilities                                            5,741           6,329
         Customer deposits                                                504             699
         Deferred revenue                                               3,524           3,940
         Current portion of long-term debt                                259             288
                                                                     --------        --------
                  Total current liabilities                            11,799          12,558

Long-term debt, less current portion                                      669             229
                                                                     --------        --------
                  Total liabilities                                    12,468          12,787
                                                                     --------        --------

Shareholders' equity:
         Preferred stock, $.01 par value. Authorized 2,500,000
              shares; no shares issued or outstanding                      --              --
         Common stock, $.01 par value. Authorized
              25,000,000 shares; issued 13,486,576 and
              13,478,127 respectively                                     135             135
         Additional paid-in capital                                    60,555          60,545
         Deferred compensation                                            (43)            (52)
         Accumulated deficit                                          (37,489)        (37,595)
         Foreign currency translation adjustment                          (87)            136
         Unrealized holding loss on marketable securities                  (4)             (7)
                                                                     --------        --------
                                                                       23,067          23,162
         Treasury stock, at cost, 175,732 shares                       (1,141)         (1,141)
                                                                     --------        --------
                  Total shareholders' equity                           21,926          22,021
                                                                     --------        --------
                                                                     $ 34,394        $ 34,808
                                                                     ========        ========



          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                             ------------------------
                                                                                               1997            1996
                                                                                               ----            ----
Net revenues:
         System sales                                                                        $  8,726        $  7,539
         Service bureau                                                                         2,564           2,165
         Maintenance and other services                                                         3,581           3,242
                                                                                             --------        --------
                  Total net revenues                                                           14,871          12,946

Cost of revenues:
         System sales                                                                           4,531           4,557
         Service bureau                                                                         1,683           1,202
         Maintenance and other services                                                         1,011             843
                                                                                             --------        --------
                  Total cost of revenues                                                        7,225           6,602
                                                                                             --------        --------
Gross margin                                                                                    7,646           6,344
                                                                                             --------        --------
Operating expenses:
         Selling, marketing and administrative                                                  5,183           5,162
         Research and development                                                               1,458           1,528
         Depreciation and amortization                                                            950             793
                                                                                             --------        --------
                  Total operating expenses                                                      7,591           7,483
                                                                                             --------        --------

Operating income (loss)                                                                            55          (1,139)

Other income (expense)
         Interest income, net                                                                      73             105
         Other expense                                                                            (18)            (49)
                                                                                             --------        --------
                  Total other income                                                               55              56
                                                                                             --------        --------

Income (loss) before income taxes                                                                 110          (1,083)

         Income taxes                                                                               4              --
                                                                                             --------        --------

         Net income (loss)                                                                   $    106        $ (1,083)
                                                                                             ========        ========

Net income (loss) per common share                                                           $    .01        $   (.08)
                                                                                             ========        ========

Shares used in per share calculations                                                          14,042          13,388
                                                                                             ========        ========

          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                         1997           1996
                                                                         ----           ----
Cash flows from operating activities:
         Net income (loss)                                             $   106        $(1,083)
         Adjustments to reconcile net income (loss) to net cash
              provided by operating activities:
                  Depreciation and amortization                            950            793
                  Provision for doubtful accounts                           80             90
                  Provision for inventory obsolescence                      10              9
                  Stock option compensation expense                          9             10
                  (Increase) decrease in receivables                      (792)         2,476
                  (Increase) decrease in inventories                       538           (744)
                  Increase (decrease) in accounts payable                  469         (1,528)
                  Decrease in accrued liabilities                         (587)        (1,312)
                  Change in other assets and liabilities                    95          1,479
                                                                       -------        -------

                           Total adjustments                               772          1,273
                                                                       -------        -------
                       Net cash provided by operating activities           878            190

Cash flows from investing activities:
         Purchase of marketable securities                              (5,030)        (3,607)
         Maturities of marketable securities                             3,160          2,489
         Purchase of property and equipment                               (927)          (892)
                                                                       -------        -------
                       Net cash used in investing activities            (2,797)        (2,010)
                                                                       -------        -------

Cash flows from financing activities:
         Proceeds from sale of common stock                                 10             66
         Principal payments on long-term debt                             (148)          (500)
                                                                       -------        -------
                       Net cash used in financing activities              (138)          (434)
                                                                       -------        -------

Effect of exchange rates on cash                                          (223)           (11)
                                                                       -------        -------

Net decrease in cash and cash equivalents                               (2,280)        (2,265)

Cash and cash equivalents at beginning of period                         4,928          5,125
                                                                       -------        -------

Cash and cash equivalents at end of period                             $ 2,648        $ 2,860
                                                                       =======        =======


Supplemental disclosure of cash flow information:
         Cash paid for interest                                        $    33        $    16
                                                                       =======        =======


         Cash paid for income taxes                                    $    20        $   155
                                                                       =======        =======

          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except shares and per share amounts)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Syntellect Inc. ("Syntellect" or the "Company") and its wholly-owned subsidiaries, Telecorp Systems, Inc., Syntellect Canada Inc., Syntellect Europe Ltd., Syntellect Deutschland GmbH, Syntellect Technology Corp. and Syntellect Interactive Services, Inc.("SIS"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 annual report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


(2)      INVENTORIES

         Inventories consist of the following:

                                                  March 31,     December 31,
                                                    1997           1996
                                                    ----           ----
Finished goods                                   $ 2,423        $ 3,085
Purchased components                               2,732          2,797
Repair, warranty and maintenance inventory         2,157          2,348
                                                 -------        -------
                                                   7,312          8,230
Less allowances for obsolescence                  (3,775)        (4,145)
                                                 -------       --------
                                                 $ 3,537        $ 4,085
                                                 =======        =======

                        SYNTELLECT INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

         Net revenues for the quarter ended March 31, 1997 were $14.9 million, an increase of 15% from the $12.9 million reported for the first quarter of 1996. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICES REVENUES, which represented 59%, 17% and 24% of net revenues, respectively, for the quarter ended March 31, 1997, and 58%, 17%, and 25% of net revenues, respectively, in the comparable prior year period.

         SYSTEM SALES increased $1.2 million, or 16%, between the comparable quarters. System sales consist primarily of the Company's primary inbound product lines, VocalPoint IVR, an open architecture IVR platform; the Premier and Premier 030 proprietary IVR systems; and the VocalPoint ARU (Audio Response
Unit) for the cable television industry; and an outbound system, the VocalPoint Predictive Dialer. During 1996, the Company introduced several new system product lines, including the VocalPoint IWR providing Interactive Web Response for transactions processed over the Internet, and the VocalPoint Interaction Server which provides CTI (computer telephony integration) functionality. The Company made initial deliveries of these new product offerings during the fourth quarter of 1996 and first quarter of 1997, but they have not, as yet, produced significant revenues. These new system products, combined with the VocalPoint IVR and VocalPoint Predictive Dialer make up the Company's core product line for future system revenues. The Company expects revenues from its non-core products, Premier and Premier 030 IVR systems and the VocalPoint ARU, to continue to decline over time as the Company migrates its customer base to the core product offerings.

         System sales from the Company's core products, as described above, increased $3.5 million, or 140%, to $6.0 million in the quarter ended March 31, 1997, from $2.5 million in the comparable prior year period, and represented 69% and 33% of total system sales in the respective quarters. System sales from the Company's non-core products decreased $2.3 million, or 46%, to $2.7 million in the quarter ended March 31, 1997, from $5.0 million in the comparable prior year period, and represented 31% and 67% of total system sales in the respective quarters.

         Of the Company's inbound products, VocalPoint IVR sales increased $2.4 million, or 117%, between the comparable quarters, primarily in the Company's domestic and European markets. Sales of the Premier and Premier 030 product lines (combined) increased $126,000 quarter-over-quarter, primarily as the result of two significant upgrade orders from the Company's existing customer base. Generally, sales of the older Premier lines continue to decrease as these product lines are in their final phase-out stage. VocalPoint ARU sales decreased $2.1 million quarter-over-quarter, primarily based on $2.7 million recognized in the first quarter of 1996 upon installation of a major call center in the United Kingdom.

         Sales of the Company's outbound product, the VocalPoint Predictive Dialer increased $816,000 or 160% over the comparable prior year period. The Company has recently introduced a new release of the VocalPoint Predictive Dialer aimed at delivering a more competitive feature set. Additionally, the Company has focused much of its sales training efforts on the VocalPoint Predictive Dialer, which had not been previously sold by a majority of the Company's sales force.

         System sales were further impacted between the comparable quarters by a $221,000 decrease in sales of the System 2000 digital voice system manufactured by the Company's former SNS subsidiary. The SNS subsidiary was sold to an unrelated value added reseller on April 1, 1996.

         SERVICE BUREAU REVENUES increased $399,000, or 18%, quarter-over-quarter. This increase resulted primarily from the continued growth of the Company's Home Ticket(TM) service, a pay-per-view order processing service for cable television providers which is offered through the SIS transaction center in Atlanta. MAINTENANCE AND OTHER SERVICES REVENUES increased $339,000 between the comparable quarters. This result primarily reflects increased revenues from the Company's maintenance services.

         DOMESTIC AND INTERNATIONAL SALES for the first quarter of 1997 were $10.9 million, or 73%, and $4.0 million, or 27%, of total revenues, respectively, compared to $8.7 million, or 67%, and $4.3 million, or 33%, for the first quarter of 1996. The international sales figures for the first quarter of 1996 included a $2.7 million VocalPoint ARU call center installation for a customer in the United Kingdom.

GROSS MARGIN

         The gross margin percentage for the quarter ended March 31, 1997 was 51% of net revenues, as compared with 49% in the comparable prior year quarter. Gross margins on system sales improved to 48% from 40% between periods as a result of increased sales volume, changes in the Company's sales discounting policies, lower average material costs associated with changes in the Company's product mix, and low growth in allocated overhead costs. Gross margins for the Service Bureau decreased from 44% to 34% between the comparable quarters as a result of the Company's decision to increase spending on infrastructure that is expected to facilitate continued growth of the Home Ticket pay-per-view service and other generalized service bureau applications. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity; accordingly, the gross margins reported for the first quarter of 1997 are not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

         Operating expenses for the first quarter of 1997 were $7.6 million, an increase of $108,000, or 1%, from the prior year quarter. Selling, marketing and administrative expenses increased $21,000 between the comparable quarters. The small increase in this expense category, given the level of increased revenue, is indicative of the efficiencies gained in the merger of the Company's sales functions and reduction in administrative salaries and benefit costs resultant from the March 1996 acquisition by the Company of Pinnacle Investment Associates Inc., former parent of Telecorp Systems. Research and development expenses for the first quarter of 1997 decreased $70,000, or 5%, over the prior year quarter primarily as a result of decreases in development investment in the Company's non-core product line, and a reduction in the number of contract programming resources used in the development area. The Company has allocated additional resources during 1997 for the development of market-driven features and upgrades for the Company's core product lines. Depreciation and amortization expense increased $157,000, or 20%, over the prior year quarter as a result of capital expenditures made in 1996, primarily for computer and voice processing equipment. Those capital expenditures are associated with the integration of the operations of the Company and to expand the capacity of SIS.

NET INCOME (LOSS)

         Syntellect reported net income of $106,000, or $.01 per share for the first quarter of 1997, compared to a net loss of $1.1 million, or $(.08 ) per share for the year ago quarter. The improvement results primarily from increased revenues and gross margins.


LIQUIDITY AND CAPITAL RESOURCES

         Syntellect had working capital of $13.5 million at March 31, 1997, as compared with $13.7 million at December 31, 1996. The current ratio at both these dates was 2.1:1. Cash, cash equivalents and marketable securities at the end of the first quarter totaled $5.8 million as compared with $6.2 million at year end. Syntellect generated $878,000 in cash flow from operating activities during the first three months of 1997, increased its investment in marketable securities by $1.9 million, received $10,000 in proceeds from the sale of common stock, and added $588,000 in long-term debt related to a capital lease for furnishings in the Company's new facility for its Phoenix, Arizona operations. Cash was used during the period to make $930,000 in capital expenditures and $148,000 in principal payments on long-term debt. Receivables, net of reserves, were $14.5 million at March 31, 1997, an increase of $712,000 from the $13.7 million reported at December 31, 1996. This increase relates to the proportion of revenues shipped near the end of the first quarter, and the fact that a substantial portion of revenues in the quarter ended December 31, 1996 were shipped early in that quarter, facilitating collection activities prior to quarter end. The reserve for doubtful accounts was $1.2 million at both March 31, 1997 and December 31, 1996.

Inventories have decreased $548,000 since December 31, 1996 as a result of the Company's improved processing controls and stock reduction plan.

          Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities and existing credit facilities, will be sufficient to support the Company's operations for the remainder of 1997 and on an ongoing basis. In July 1996, Syntellect negotiated a new $2.0 million revolving credit agreement with a commercial bank to replace its prior credit facilities. The new credit line, which will is available to provide working capital financing, is collateralized by accounts receivable and accrues interest at the prime rate. The Company has used $1.1 million of the credit line to fund a letter of credit that is being used as a security deposit on the Company's new facility in Phoenix, Arizona.

         This report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's report on Form 10-K for the fiscal year ended December 31, 1996 for a discussion of important factors that could affect the validity of any such forward-looking statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 11 - Schedule of Computation of Net Income (Loss) Per Share

                  Exhibit 27 - Financial Data Schedule


         (b)      Reports on Form 8-K

                  No current reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SYNTELLECT INC.



Date:  May 15, 1997                 By  /s/ Neal L. Miller
                                       --------------------
                                        Neal L. Miller
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)