Form 10-Q
period 1997-06-30
SYNTELLECT INC
filed 1997-08-14
CIK 758830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------


                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

13,520,907 shares of common stock, $.01 par value per share, were outstanding on July 31, 1997

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets-
                           June 30, 1997 and December 31, 1996                 3

                    Condensed Consolidated Statements of Operations-
                           Three Months and Six Months Ended
                           June 30, 1997 and June 30, 1996                     4

                    Condensed Consolidated Statements of Cash Flows-
                           Six Months Ended June 30, 1997 and June 30, 1996    5

                    Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion & Analysis of Financial
                               Condition and Results of Operations             7

PART II.  OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders         10

         Item 6.  Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                                    11


EXHIBITS

         Exhibit 11 - Schedule of Computation of Net Income (Loss) Per Share  12

         Exhibit 27 - Financial Data Schedule                                 14

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except shares and per share amounts)

                                                                          June 30,      December 31,
                                                                           1997            1996
                                                                           ----            ----
                                                                         (Unaudited)

ASSETS
Current assets:
         Cash and cash equivalents                                       $  2,354        $  4,928
         Marketable securities                                              3,222           1,275
         Receivables, net                                                  11,767          13,744
         Inventories                                                        2,975           4,085
         Prepaid expenses                                                   1,200           1,197
         Deferred contract costs                                              230           1,006
                                                                         --------        --------
                  Total current assets                                     21,748          26,235

Property and equipment, net                                                 8,387           7,676

Other assets                                                                  835             897
                                                                         --------        --------
                                                                         $ 30,970        $ 34,808
                                                                         ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                $  1,945        $  1,302
         Accrued liabilities                                                4,831           6,329
         Customer deposits                                                    898             699
         Deferred revenue                                                   3,223           3,940
         Current portion of long-term debt                                    177             288
                                                                         --------        --------
                  Total current liabilities                                11,074          12,558

Long-term debt, less current portion                                          623             229

Shareholders' equity:
         Preferred stock, $.01 par value per share. Authorized                --              --
                 2,500,000 shares; no shares issued or outstanding
         Common stock, $.01 par value per share. Authorized                   135             135
              25,000,000 shares; issued and outstanding,
              13,515,617 and 13,478,127, respectively
         Additional paid-in capital                                        60,617          60,545
         Deferred compensation                                                (33)            (52)
         Accumulated deficit                                              (40,287)        (37,595)
         Foreign currency translation adjustment                              (14)            136
         Unrealized holding gain (loss) on marketable securities               (4)             (7)
                                                                         --------        --------
                                                                           20,414          23,162
         Treasury stock, at cost, 175,732 shares                           (1,141)         (1,141)
                                                                         --------        --------
                                                                           19,273          22,021
                                                                         --------        --------

                                                                         $ 30,970        $ 34,808
                                                                         ========        ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                     ------------------------        ------------------------
                                                       1997            1996            1997            1996
                                                       ----            ----            ----            ----
                                                    (unaudited)                     (unaudited)
Net revenues:
         System sales                                $  5,047        $  8,088        $ 13,773        $ 15,627
         Service bureau                                 2,446           2,342           5,010           4,507
         Maintenance and other services                 3,532           3,574           7,113           6,816
                                                     --------        --------        --------        --------
                  Total net revenues                   11,025          14,004          25,896          26,950

Cost of revenues:
         System sales                                   3,999           4,774           8,530           9,331
         Service bureau                                 1,561           1,272           3,244           2,474
         Maintenance and other services                   909           1,008           1,920           1,851
                                                     --------        --------        --------        --------
                  Total cost of revenues                6,469           7,054          13,694          13,656
                                                     --------        --------        --------        --------
                  Gross margin                          4,556           6,950          12,202          13,294

Operating expenses:
         Selling, marketing and administrative          4,906           5,181          10,089          10,343
         Research and development                       1,479           1,472           2,937           3,000
         Depreciation and amortization                  1,021             774           1,971           1,567
                                                     --------        --------        --------        --------
                  Total operating expenses              7,406           7,427          14,997          14,910
                                                     --------        --------        --------        --------

Operating loss                                         (2,850)           (477)         (2,795)         (1,616)

Other income (expense)
         Interest income                                   76              97             149             202
         Other                                            (24)            (13)            (46)            (62)
                                                     --------        --------        --------        --------
                  Total other income                       52              84             103             140
                                                     --------        --------        --------        --------

Loss before income taxes                               (2,798)           (393)         (2,692)         (1,476)

         Income taxes                                      --              --              --              --
                                                     --------        --------        --------        --------

         Net loss                                    $ (2,798)       $   (393)       $ (2,692)       $ (1,476)
                                                     ========        ========        ========        ========

Net loss per common share                            $   (.21)       $   (.03)       $   (.20)       $   (.11)
                                                     ========        ========        ========        ========

Shares used in per share calculations                  13,487          13,412          13,486          13,400
                                                     ========        ========        ========        ========


     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            Six Months Ended
                                                                                June 30,
                                                                          1997           1996
                                                                          ----           ----
                                                                       (unaudited)

Cash flows from operating activities:
         Net loss                                                      $ (2,692)       $ (1,476)
         Adjustments to reconcile net loss to net cash
              provided by operating activities:
                  Depreciation and amortization                           1,971           1,567
                  Provision for doubtful accounts                           160             180
                  Provision for inventory obsolescence                       20               9
                  Stock option compensation expense                          19              20
                  (Increase) decrease in receivables                      1,817           2,155
                  (Increase) decrease in inventories                      1,090            (117)
                  Increase (decrease) in accounts payable                   643          (1,559)
                  Increase (decrease) in accrued liabilities             (1,498)         (1,158)
                  Change in other assets and liabilities                    282           1,467
                                                                       --------        --------
                           Total adjustments                              4,504           2,564
                                                                       --------        --------
                       Net cash provided by operating activities          1,812           1,088
                                                                       --------        --------

Cash flows from investing activities:
         Purchase of marketable securities                              (11,223)         (4,806)
         Maturities of marketable securities                              9,276           5,741
         Proceeds from disposition of SNS product line                       --              30
         Purchase of property and equipment                              (2,085)         (2,576)
                                                                       --------        --------
                       Net cash used in investing activities             (4,032)         (1,611)
                                                                       --------        --------

Cash flows from financing activities:
         Proceeds from issuance of common stock                              72             110
         Principal payments on long-term debt                              (276)           (578)
                                                                       --------        --------
                       Net cash used in financing activities               (204)           (468)
                                                                       --------        --------

Effect of exchange rates on cash                                           (150)              7
                                                                       --------        --------

Net decrease in cash and cash equivalents                                (2,574)           (984)

Cash and cash equivalents at beginning of period                          4,928           5,125
                                                                       --------        --------

Cash and cash equivalents at end of period                             $  2,354        $  4,141
                                                                       ========        ========

Supplemental disclosure of cash flow information:
         Cash paid for interest                                        $     54        $     27
                                                                       ========        ========

         Cash paid for income taxes                                    $     21        $    155
                                                                       ========        ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except shares and per share amounts)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Syntellect Inc. ("Syntellect" or the "Company") and its wholly-owned subsidiaries, Telecorp Systems, Inc., Syntellect Canada Inc., Syntellect Europe Ltd., Syntellect Deutschland GmbH, Syntellect Technology Corp. and Syntellect Interactive Services, Inc. ("SIS"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 annual report on Form 10-K. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


(2)      INVENTORIES

         Inventories consist of the following:

                                                June 30,     December 31,
                                                  1997           1996
                                                  ----           ----
Finished goods                                   $ 1,792        $ 3,085
Purchased components                               2,514          2,797
Repair, warranty and maintenance inventory         1,934          2,348
                                                 -------        -------

Less allowances for obsolescence                   6,240          8,230
                                                  (3,265)        (4,145)
                                                 -------        -------
                                                 $ 2,975        $ 4,085
                                                 =======        =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

         Net revenues for the quarter ended June 30, 1997 were $11.0 million, a decrease of 21% from the $14.0 million reported for the second quarter of 1996. For the six month period ended June 30, 1997, net revenues were $25.9 million, a decrease of 4.0% from $27.0 million for the corresponding period in 1996. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICES REVENUES, which represented 46%, 22% and 32% of net revenues, respectively, for the quarter ended June 30, 1997, and 53%, 19%, and 28% of net revenues, respectively, in the six month period ended June 30, 1997.

         Revenues from SYSTEM SALES decreased $3.0 million, or 38%, between the comparable quarters and decreased $1.9 million, or 11.9% , between the corresponding six month periods. This decrease was mostly attributable to the decline in revenues from the Company's non-core product lines that are reaching the end of their marketing lifecycle.

         System sales consist of the Company's primary inbound product lines, VocalPoint Interactive Voice Response (IVR), an open architecture IVR platform; the Premier and Premier 030 proprietary IVR systems; the VocalPoint ARU (Audio Response Unit) for the cable television industry; and an outbound system, the VocalPoint Predictive Dialer. During 1996, the Company introduced several new system product lines, including the VocalPoint IWR providing Interactive Web Response for transactions processed over the Internet, and the VocalPoint Interaction Server which provides CTI (Computer Telephony Integration) functionality. The Company made initial deliveries of these new product offerings during the fourth quarter of 1996 and first quarter of 1997, but they have not, as yet, produced significant revenues. These new system products, combined with the VocalPoint IVR and VocalPoint Predictive Dialer make up the Company's core product line for future system revenues. The Company expects revenues from its non-core products, Premier and Premier 030 IVR systems and the VocalPoint ARU, to continue to decline over time as the Company migrates its customer base to the core product offerings.

         System sales revenues from the Company's core products, as described above, decreased $658,000, or 15%, to $3.7 million in the quarter ended June 30, 1997, from $4.4 million in the comparable prior year period, and represented 74% and 54% of total system sales in the respective quarters. Core product revenues in the second quarter ended June 30, 1997 were negatively impacted by a reduction in new system orders in the first quarter of 1997. Management believes this decline was primarily attributable to a lengthening of the sales cycle associated with the introduction of the Company's core product line. For the six month period ended June 30, 1997, core product revenues increased $2.8 million, or 42%, to $9.8 million from $6.9 million in the comparable year ago period. System sales from the Company's non-core products decreased $2.4 million, or 65%, to $1.3 million in the quarter ended June 30, 1997, from $3.7 million in the comparable prior quarter, and represented 26% and 46% of total system sales in the respective quarters. For the six months ended June 30, 1997, non-core products revenues decreased $4.7 million, or 54%, to $4.0 million from $8.7 million.

         SERVICE BUREAU REVENUES increased by $104,000, or 4%, quarter-over-quarter and $503,000, or 11.2%, between the comparable six month periods. MAINTENANCE AND OTHER SERVICES REVENUES decreased by $42,000 between the comparable quarters and increased by $297,000 as compared to the prior six month periods.

         INTERNATIONAL REVENUES for the second quarter of 1997 were $2.1 million, or 19% of total revenues, compared to $3.0 million, or 21%, for the second quarter of 1996. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations. For the six month period ended June 30, 1997, international revenues were $6.1 million, or 24% of total revenues, as compared to $7.3 million, or 27%, for the prior comparable period.


GROSS MARGIN

         The gross margin percentage for the quarter ended June 30, 1997 was 41% of net revenues as compared with 50% in the comparable prior year quarter. Gross margins for system sales decreased to 21% from 41% between comparable quarters as a result of decreased revenues and the proportion of fixed costs in cost of sales.

Gross margins for the service bureau decreased from 46% to 36% between the comparable quarters as a result of the Company's decision to increase spending on infrastructure that is expected to facilitate continued growth of the Home Ticket pay-per-view service and other service bureau applications. Gross margins on maintenance and other services increased to 74% from 72% between the comparable quarters. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the second quarter and the first six months of 1997 are not necessarily indicative of the results to be expected for the full year.

         The gross margin percentage for the six months ended June 30, 1997 was 47% of net revenues as compared to 49% in the comparable year ago period. Gross margins on system sales decreased to 38% from 40%, service bureau decreased to 35% from 45%, and maintenance and other services remained at 73% for the comparable six month periods. Gross Margins for the six months ended June 30, 1997 were negatively impacted primarily by the 1997 second quarter results as described above.

OPERATING EXPENSES

         Operating expenses for the second quarter of 1997 were $7.4 million, a decrease of $21,000 from the prior year quarter. For the six month period ended June 30, 1997, operating expenses were $15.0 million, an increase of $87,000, or 1%, over the prior year period. Selling, marketing and administrative expenses decreased $275,000, or 5%, between the comparable quarters and $254,000, or 2%, between the corresponding six month periods. The decrease is primarily the result of lower selling expense associated with the reduced volume of system revenues. Research and development expenses for the second quarter of 1997 increased $7,000 over the prior year quarter, and decreased by $63,000 over the comparable six month period. The Company has re-allocated its development resources during 1997 for the development of market-driven features and upgrades for the Company's core product lines and away from efforts on its non-core products. Depreciation and amortization expense increased $247,000, or 32%, and $404,000, or 26%, between comparable quarters and six month periods as a result of capital expenditures made in 1996 and 1997.

NET INCOME (LOSS)

         Syntellect reported a net loss of $2.8 million, or $(.21) per share for the second quarter of 1997, compared to a net loss of $393,000, or $(.03) per share for the prior year quarter. For the six month period ended June 30, 1997, the Company reported a net loss of $2.7 million, or $(.20) per share, compared to a net loss of $1.5 million, or $(.11) per share for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Syntellect had working capital of $10.7 million at June 30, 1997, as compared with $13.7 million at December 31, 1996. The current ratio was 2.0:1 and 2.1:1, respectively. Cash, cash equivalents and marketable securities at the end of the second quarter totaled $5.6 million as compared with $6.2 million at year end. Syntellect generated $1.8 million in cash flows from operating activities during the first six months of 1997, increased its investment in marketable securities by $1.9 million, received $72,000 in proceeds from the issuance of common stock, and added $588,000 in long-term debt related to a capital lease for furnishings in the Company's new facility for its Phoenix, Arizona operations. Cash used during the six month period consisted of $2.1 million in capital expenditures and $276,000 in principal payments on long-term debt. Receivables, net of reserves, were $11.8 million at June 30, 1997, a decrease of $1.9 million from the $13.7 million reported at December 31, 1996. This decrease was primarily related to the decrease in invoicing associated with lower revenues during the second quarter of 1997 relative to quarter ended December 1996. Inventories decreased $1.1 million since December 31, 1996 as a result of the Company's improved processing controls and stock reduction plan.

          Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities and existing credit facilities, will be sufficient to support the Company's operations for the remainder of 1997 and 1998. In July 1996, Syntellect negotiated a new $2.0 million revolving credit agreement with a commercial bank to replace its prior credit facilities. The new credit line, which is available to provide working capital financing, is collateralized by accounts receivable and accrues interest at the prime rate. The Company has used $1.1 million of the credit line to fund a letter of credit that is being used as a security deposit on the Company's new facility in Phoenix, Arizona. This line of credit is subject to renewal in October 1997.

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

PART II. OTHER INFORMATION





ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Syntellect held its Annual Meeting of Stockholders on May 20, 1997 to vote on the following proposals:

         1. The re-election of Jack R. Kelly, Jr. to serve on the Board of Directors for a three year term. There were 12,031,740 votes cast in favor of Mr. Kelly's re-election and 559,365 votes against.

         The Company has five additional directors. Steve G. Nussrallah and Daniel D. Ross will serve until 1998 and J. Lawrence Bradner, William P. Conlin and A. LeRoy Ellison will serve until 1999.

         2. The increase in the number of shares of common stock authorized for issuance under the Company's Long-Term Incentive Plan from 750,000 to 1,500,000. There were 8,045,791 votes in favor of the increase, 1,312,324 votes against and 25,715 abstaining.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 11 - Schedule of Computation of Net Income (Loss) Per Share

                  Exhibit 27 - Financial Data Schedule


         (b)      Reports on Form 8-K

                  No current reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SYNTELLECT INC.



Date:  July 12, 1997                 By Neal L. Miller
                                        -------------------
                                        Neal L. Miller
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer


                                     By Peter W. Pamplin
                                        -------------------
                                        Peter W. Pamplin
                                        Chief Accounting Officer