Form 10-Q
period 1997-09-30
SYNTELLECT INC
filed 1997-11-13
CIK 758830

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

                For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                        Commission File Number: 0 - 18323

                                 SYNTELLECT INC.
             ------------------------------------------------------
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

         13,523,493 shares of common stock, $.01 par value per share, were outstanding on October 31, 1997

================================================================================

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets-
                           September 30, 1997 and December 31, 1996            3

                    Condensed Consolidated Statements of Operations-
                           Three Months and Nine Months Ended
                           September 30, 1997 and September 30, 1996           4

                    Condensed Consolidated Statements of Cash Flows-
                           Nine Months Ended September 30, 1997 and
                               September 30, 1996                              5

                    Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operations             8

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                    12

EXHIBITS

         Exhibit 11 - Schedule of Computation of Net Income (Loss) Per Share  13

         Exhibit 27 - Financial Data Schedule                                 15

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except shares and per share amounts)

                                                                        September 30,    December 31,
                                                                            1997            1996
                                                                          --------        --------
                                                                        (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                        $  2,490        $  4,928
         Marketable securities                                               2,967           1,275
         Receivables, net                                                   11,281          13,744
         Inventories                                                         3,081           4,085
         Prepaid expenses                                                      687           1,197
         Other current assets                                                   --           1,006
                                                                          --------        --------
                  Total current assets                                      20,506          26,235

Property and equipment, net                                                  7,531           7,676

Other assets                                                                   779             897
                                                                          --------        --------
                                                                          $ 28,816        $ 34,808
                                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                 $  1,729        $  1,302
         Accrued liabilities                                                 4,950           6,329
         Customer deposits                                                   1,165             699
         Deferred revenue                                                    3,137           3,940
         Current portion of long-term debt                                     174             288
                                                                          --------        --------
                  Total current liabilities                                 11,155          12,558

Long-term debt, less current portion                                           584             229

Shareholders' equity:
         Preferred stock, $.01 par value per share. Authorized                  --              --
                 2,500,000 shares; no shares issued or outstanding
         Common stock, $.01 par value per share. Authorized                    135             135
              25,000,000 shares; issued and outstanding,
              13,523,493 and 13,478,127, respectively
         Additional paid-in capital                                         60,639          60,545
         Deferred compensation                                                 (33)            (52)
         Accumulated deficit                                               (42,437)        (37,595)
         Foreign currency translation adjustment                               (69)            136
            Unrealized holding gain (loss) on marketable securities            (17)             (7)
                                                                          --------        --------
                                                                            18,218          23,162
         Treasury stock, at cost, 175,732 shares                            (1,141)         (1,141)
                                                                          --------        --------
                                                                            17,077          22,021
                                                                          --------        --------

                                                                          $ 28,816        $ 34,808
                                                                          ========        ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                       1997            1996            1997            1996
                                                     --------        --------        --------        --------
                                                           (unaudited)                     (unaudited)
Net revenues:
         System sales                                $  5,210        $  6,075        $ 18,983        $ 21,702
         Service bureau                                 2,289           2,323           7,299           6,830
         Maintenance and other services                 3,524           3,775          10,637          10,591
                                                     --------        --------        --------        --------
                  Total net revenues                   11,023          12,173          36,919          39,123
Cost of revenues:
         System sales                                   3,755           3,650          12,285          12,981
         Service bureau                                 1,389           1,528           4,633           4,002
         Maintenance and other services                   888             901           2,808           2,752
                                                     --------        --------        --------        --------
                  Total cost of revenues                6,032           6,079          19,726          19,735
                                                     --------        --------        --------        --------
                  Gross margin                          4,991           6,094          17,193          19,388
Operating expenses:
         Selling, marketing and administrative          4,658           5,309          14,747          15,652
         Research and development                       1,515           1,492           4,452           4,492
         Depreciation and amortization                  1,045             815           3,016           2,382
                                                     --------        --------        --------        --------
                  Total operating expenses              7,218           7,616          22,215          22,526
                                                     --------        --------        --------        --------
Operating loss                                         (2,227)         (1,522)         (5,022)         (3,138)
Other income (expense)
         Interest income                                   81              69             230             271
         Other                                             (6)            (12)            (52)            (75)
                                                     --------        --------        --------        --------
                  Total other income                       75              57             178             196
                                                     --------        --------        --------        --------
Loss before income taxes                               (2,152)         (1,465)         (4,844)         (2,942)
         Income taxes                                      --              --              --              --
                                                     --------        --------        --------        --------
         Net loss                                    $ (2,152)       $ (1,465)       $ (4,844)       $ (2,942)
                                                     ========        ========        ========        ========
Net loss per common share                            $   (.16)       $   (.11)       $   (.36)       $   (.22)
                                                     ========        ========        ========        ========
Shares used in per share calculations                  13,520          13,435          13,488          13,412
                                                     ========        ========        ========        ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Nine Months Ended
                                                                            September 30,
                                                                            -------------
                                                                         1997            1996
                                                                       --------        --------
                                                                             (unaudited)
Cash flows from operating activities:
         Net loss                                                      $ (4,844)       $ (2,942)
         Adjustments to reconcile net loss to net cash
              provided by operating activities:
                  Depreciation and amortization                           3,016           2,383
                  Provision for doubtful accounts                           240             180
                  Provision for inventory obsolescence                       30              27
                  Stock option compensation expense                          19              29
                  (Increase) decrease in receivables                      2,223           3,982
                  (Increase) decrease in inventories                        974            (233)
                  Increase (decrease) in accounts payable                   427          (1,524)
                  Increase (decrease) in accrued liabilities             (1,379)         (1,362)
                  Change in other assets and liabilities                  1,233             850
                                                                       --------        --------
                           Total adjustments                              6,783           4,332
                                                                       --------        --------
                       Net cash provided by operating activities          1,939           1,390
                                                                       --------        --------

Cash flows from investing activities:
         Purchase of marketable securities                              (14,191)         (9,542)
         Sales of marketable securities                                      --             851
         Maturities of marketable securities                             12,489           9,109
         Proceeds from disposition of SNS product line                      --              30
         Purchase of property and equipment                              (2,246)         (3,770)
                                                                       --------        --------
                       Net cash used in investing activities             (3,948)         (3,322)
                                                                       --------        --------

Cash flows from financing activities:
         Proceeds from issuance of common stock                              94             169
         Principal payments on long-term debt                              (318)           (344)
                                                                       --------        --------
                       Net cash used in financing activities               (224)           (175)
                                                                       --------        --------
Effect of exchange rates on cash                                           (205)            (16)
                                                                       --------        --------
Net decrease in cash and cash equivalents                                (2,438)         (2,123)
Cash and cash equivalents at beginning of period                          4,928           5,125
                                                                       --------        --------
Cash and cash equivalents at end of period                             $  2,490        $  3,002
                                                                       ========        ========
Supplemental disclosure of cash flow information:
         Cash paid for interest                                        $     74        $     32
                                                                       ========        ========
         Cash paid for income taxes                                    $     21        $    276
                                                                       ========        ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except shares and per share amounts)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Syntellect Inc. ("Syntellect" or the "Company") and its wholly-owned subsidiaries, Telecorp Systems, Inc., Syntellect Canada Inc., Syntellect Europe Ltd., Syntellect Deutschland GmbH, Syntellect Technology Corporation and Syntellect Interactive Services, Inc. ("SIS"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


(2)      INVENTORIES

         Inventories consist of the following:


                                                     September  30,   December 31,
                                                         1997            1996
                                                        -------         -------
                                                      (unaudited)
Finished goods                                          $ 1,843         $ 3,085
Purchased components                                      2,665           2,797
Repair, warranty and maintenance inventory                1,916           2,348
                                                        -------         -------
                                                          6,424           8,230
Less allowances for obsolescence                         (3,343)         (4,145)
                                                        -------         -------
                                                        $ 3,081         $ 4,085
                                                        =======         =======


(3)      RECENT ACCOUNTING PRONOUNCEMENTS

         The Statement of Financial Accounting Standards Board (FASB) No. 128 - Earnings per Share was issued in 1997. FASB 128 requires companies with publicly held common stock or dilutive potential common stock to present both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS shall be computed using income available to common stockholders as the numerator and weighted average number of common shares outstanding as the denominator. Diluted EPS is similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been outstanding. This pronouncement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company believes that the adoption of FASB No. 128 will not have a significant effect on the reported EPS and will begin reporting with interim period ending March 31, 1998.

         The Statement of Financial Accounting Standards Board (FASB) No. 129 - Disclosure of Information about Capital Structure was issued in 1997. This pronouncement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company believes that the adoption of FASB No. 129 will require minimal revisions to prior disclosures as previous financials have provided information which is required.

         The Statement of Financial Accounting Standards Board (FASB) No. 130 - Reporting Comprehensive Income was issued in 1997. This pronouncement requires companies to display comprehensive income and its components in a full set of general purpose financial statements and is effective for interim and annual periods beginning after December 15, 1997. The Company will adopt FASB No. 130 beginning with the interim period ending March 31, 1998.

         The Statement of Financial Accounting Standards Board (FASB) No. 131 - Disclosures about Segments of an Enterprise and Related Information was issued in 1997. This pronouncement is effective with financial statements beginning after December 15, 1997. FASB 131 does not need to be applied to the interim financial statements in the initial year of 1998, but comparative information for interim periods beginning in 1999 are required. The Company will begin to show comparative information beginning with the interim period ending March 31, 1999.

(4) DISPOSITION OF ASSETS

         On October 25, 1997, pursuant to the terms of a Patent Assignment Agreement of the same date by and among the Company, Syntellect Technology Corporation, a wholly owned subsidiary of the Company ("STC"), and Aspect Telecommunications Corporation ("ATC"), the Company and STC assigned to ATC their respective patent portfolios and related applications worldwide. In exchange, therefore, the Company received $10 million, $5 million of which was paid at closing and $5 million of which is payable in 20 equal quarterly installments of $250,000 on the last day of each calendar quarter, under a promissory note maturing December 31, 2002. This note will bear no interest and consequently has a present value of approximately $4 million. As additional consideration under the agreement, the Company and STC have retained certain economic rights, including the right to pursue certain litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

         Net revenues for the quarter ended September 30, 1997 were $11.0 million, a decrease of 9% from the $12.2 million reported for the third quarter of 1996. For the nine month period ended September 30, 1997, net revenues were $36.9 million, a decrease of 6% from $39.1 million for the corresponding period in 1996. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICES REVENUES, which represented 47%, 21% and 32% of net revenues, respectively, for the quarter ended September 30, 1997, and 51%, 20%, and 29% of net revenues, respectively, in the nine month period ended September 30, 1997.

         SYSTEM SALES consist of the Company's primary inbound product lines, VocalPoint Interactive Voice Response (IVR), an open architecture IVR platform; the Premier and Premier 030 proprietary IVR systems; the VocalPoint ARU (Audio Response Unit) for the cable television industry; and an outbound system, the VocalPoint Predictive Dialer. During 1996, the Company introduced several new system products, including the VocalPoint IWR providing Interactive Web Response for transactions processed over the Internet, and the VocalPoint Interaction Server which provides CTI (Computer Telephony Integration) functionality. The Company made initial deliveries of these new product offerings during the fourth quarter of 1996 and first quarter of 1997, but they have not, as yet, produced significant revenues. These new system products, combined with the VocalPoint IVR and VocalPoint Predictive Dialer make up the Company's core product line for future system revenues. The Company expects revenues from its non-core products, Premier and Premier 030 IVR systems and the VocalPoint ARU, to continue to decline over time as the Company migrates its customer base to the core product offerings.

         Revenues from SYSTEM SALES decreased $865,000, or 14%, between the comparable quarters and decreased $2.7 million, or 12% , between the corresponding nine month periods. This decrease was mostly attributable to the decline in revenues from the Company's non-core product lines that are reaching the end of their marketing lifecycle. This decline was not completely offset by growth in the Company's core products. Additionally, the Company is experiencing a lengthening of the sales cycle associated with the introduction of its core product line and the change in marketing strategy towards more multi-product solutions.

         SYSTEM SALES revenues from the Company's core products, as described above, increased $146,000, or 4%, to $4.3 million in the quarter ended September 30, 1997, from $4.1 million in the comparable prior year period, and represented 83% and 67% of total system sales in the respective quarters. For the nine month period ended September 30, 1997, core product revenues increased $2.9 million, or 27%, to $14.0 million from $11.1 million in the comparable 1996 period. SYSTEM SALES from the Company's non-core products decreased $1.0 million, or 52%, to $945,000 in the quarter ended September 30, 1997, from $2.0 million in the comparable prior quarter, and represented 18% and 32% of total system sales in the respective quarters. For the nine months ended September 30, 1997, non-core products revenues decreased $5.7 million, or 54%, to $4.9 million from $10.6 million.

         SERVICE BUREAU REVENUES decreased by $34,000, or 1.5%, quarter-over-quarter and increased $469,000, or 6.9%, between the comparable nine month periods. The primary reason for the slow growth in service bureau revenues is the decline in buy rates for the Pay-Per-View cable television product. Partially offsetting that decline is other value-added services to the cable industry as well as growth from non-cable sources.

         MAINTENANCE AND OTHER SERVICES REVENUES decreased by $251,000 between the comparable quarters and increased by $46,000 as compared to the prior nine month periods. The maintenance component grew 9% for the third quarter and 16% for the nine month period of 1997 versus the same periods a year ago. Revenues from patents, licenses and royalties, the other significant component of MAINTENANCE AND OTHER SERVICES REVENUES, declined 72% for the third quarter and 50% for the nine months of 1997 versus the respective year ago periods.

         INTERNATIONAL REVENUES for the third quarter of 1997 were $2.5 million, or 22% of total revenues, compared to $2.1 million, or 17% of total revenues, for the third quarter of 1996. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations. For the nine month period ended September 30, 1997, international revenues were $8.6 million, or 23% of total revenues, as compared to $9.3 million, or 24% of total revenues, for the prior comparable period. The nine month decrease from 1996 to 1997 was due, in part, to $4 million in revenues from a single customer in 1996 with no comparable transaction in 1997.


GROSS MARGIN

         The gross margin percentage for the quarter ended September 30, 1997 was 45% of net revenues as compared with 50% in the comparable prior year quarter. Gross margins for system sales decreased to 28% from 40% between comparable quarters primarily as a result of decreased system revenues and the proportion of fixed costs in cost of sales. Gross margins for the service bureau increased from 34% to 39% between the comparable quarters as a result of the mix of business and lower contracted variable costs. Gross margins on maintenance and other services decreased to 75% from 76% between the comparable quarters. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the third quarter and the first nine months of 1997 are not necessarily indicative of the results to be expected for the full year.

         The gross margin percentage for the nine months ended September 30, 1997 was 47% of net revenues as compared to 50% in the comparable 1996 period. Gross margins on system sales decreased to 35% from 40% for the nine month periods of 1997 and 1996, respectively, due to lower revenues from system sales and a significant amount of fixed costs associated with systems revenue generation. Service bureau gross margins decreased to 37% for the first nine months of 1997 from 41% for the same period in 1996 due to an increase in infrastructure costs associated in the pursuit of non-cable business. Gross margins for maintenance and other services remained relatively stable at 73% versus 74% for the comparable nine month periods.

OPERATING EXPENSES

         Operating expenses for the third quarter of 1997 were $7.2 million, a decrease of $398,000, or 5%, from the prior year quarter. For the nine month period ended September 30, 1997, operating expenses were $22.2 million, a decrease of $311,000 over the prior year period. Selling, marketing and administrative expenses decreased $651,000, or 12%, between the comparable quarters and $905,000, or 6%, between the corresponding nine month periods. The decrease is primarily the result of lower expenses which vary with revenues and profits and lower expenses associated with reductions in personnel that have been completed as part of overall consolidation plans. Research and development expenses for the third quarter of 1997 increased $23,000 over the prior year quarter, and decreased by $40,000 over the comparable nine month period. The Company has reallocated its development resources during 1997 for the development of market-driven features and upgrades for the Company's core product lines and away from efforts on its non-core products. Depreciation and amortization expense increased $230,000, or 28%, and $634,000, or 27%, between comparable quarters and nine month periods as a result of capital expenditures made in 1996 and 1997, primarily additional equipment and the Company's move to a new Phoenix, Arizona facility.

NET INCOME (LOSS)

         Syntellect reported a net loss of $2.2 million, or $(.16) per share, for the third quarter of 1997, compared to a net loss of $1.5 million, or $(.11) per share, for the prior year quarter. For the nine month period ended September 30, 1997, the Company reported a net loss of $4.8 million, or $(.36) per share, compared to a net loss of $2.9 million, or $(.22) per share, for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Syntellect had working capital of $9.4 million at September 30, 1997, as compared with $13.7 million at December 31, 1996. The current ratio was 1.8:1 and 2.1:1, respectively. Cash, cash equivalents and marketable securities at the end of the third quarter totaled $5.5 million as compared with $6.2 million at year end. Syntellect generated $1.9 million in cash flows from operating activities during the first nine months of 1997, increased its investment in marketable securities by $1.7 million, received $94,000 in proceeds from the issuance of common stock, and added $588,000 in long-term debt related to a capital lease for furnishings in the Company's new facility for its Phoenix, Arizona operations. Cash used during the nine month period consisted of $2.2 million in capital expenditures and $318,000 in principal payments on long-term debt. Receivables, net of reserves, were $11.3 million at September 30, 1997, a decrease of $2.4 million from the $13.7 million reported at December 31, 1996. This decrease was primarily related to lower revenue levels during the current quarter of 1997 relative to the quarter ended December 1996. Inventories decreased $1.0 million since December 31, 1996 as a result of the Company's improved processing controls and stock reduction plan.

         Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities and existing credit facilities, will be sufficient to support the Company's operations for the remainder of 1997 and 1998. In July 1996, Syntellect negotiated a new $2.0 million revolving credit agreement with a commercial bank to replace its prior credit facilities. The new credit line, which is available to provide working capital financing, is collateralized by accounts receivable and accrues interest at the prime rate. The Company has used $1.1 million of the credit line to fund a letter of credit that is being used as a security deposit on the Company's new facility in Phoenix, Arizona. On November 7, 1997, the Board of Directors approved the termination of this line of credit. The $1.1 million letter of credit will be funded from the Company's current cash reserves.

DISPOSITION OF ASSETS

         On October 25, 1997, pursuant to the terms of a Patent Assignment Agreement of the same date by and among the Company, Syntellect Technology Corporation, a wholly owned subsidiary of the Company ("STC"), and Aspect Telecommunications Corporation ("ATC"), the Company and STC assigned to ATC their respective patent portfolios and related applications worldwide. In exchange, therefore, the Company received $10 million, $5 million of which was paid at closing and $5 million of which is payable in 20 equal quarterly installments of $250,000 on the last day of each calendar quarter, under a promissory note maturing December 31, 2002. This note will bear no interest and consequently has a present value of approximately $4 million. As additional consideration under the agreement, the Company and STC have retained certain economic rights, including the right to pursue certain litigation.

         This report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a discussion of important factors that could affect the validity of any such forward-looking statements.

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10 - Patent Assignment Agreement by and among Syntellect, Inc., Syntellect Technology Corporation and Aspect Telecommunications Corporation (incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1997)

                  Exhibit 11 - Schedule of Computation of Net Income (Loss) Per Share

                  Exhibit 27 - Financial Data Schedule


         (b)      Reports on Form 8-K

                  No current reports on Form 8-K were filed during the three months ended September 30, 1997 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SYNTELLECT INC.



Date:  November 13, 1997        By  /s/ Neal L. Miller
                                    -------------------
                                    Neal L. Miller
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer


                                By  /s/ Peter W. Pamplin
                                    --------------------
                                    Peter W. Pamplin
                                    Chief Accounting Officer