Form 10-K
period 1997-12-31
SYNTELLECT INC
filed 1998-03-30
CIK 758830

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
  1934
                  For the fiscal year ended December 31, 1997
                                      OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

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

                                                   NAME OF EXCHANGE ON WHICH
             TITLE OR CLASS                               REGISTERED
      ----------------------------               -----------------------------
      Common Stock, $.01 par value               NASDAQ National Market System

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  At March 19, 1998, the aggregate market value of common stock held by non-affiliates of the Registrant was $24,780,000.
             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
       13,581,073 shares of Common Stock outstanding on March 19, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Materials from the Registrant's Proxy Statement relating to its 1998 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
  ITEM 1.  BUSINESS......................................................    1
  ITEM 2.  PROPERTIES....................................................   11
  ITEM 3.  LEGAL PROCEEDINGS.............................................   11
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   11
 PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...........................................   12
  ITEM 6.  SELECTED FINANCIAL DATA.......................................   12
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................   13
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   19
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................   38
 PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   38
  ITEM 11. EXECUTIVE COMPENSATION........................................   38
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................   38
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   38
 PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K......................................................   38
 SIGNATURES...............................................................  42

                                    PART I

ITEM 1--BUSINESS

GENERAL

  Syntellect Inc. (together with its subsidiaries, collectively referred to as "Syntellect" or the "Company") develops, markets and integrates voice, internet, and call processing systems and services and application software solutions worldwide. The Company offers a diversified product line which includes voice processing, Internet transaction processing, computer telephony integration and predictive dialing products; a worldwide distribution network; and a vertical market focus on the financial services, media (cable/satellite TV and newspapers), utilities and healthcare industries. Syntellect also provides an interactive transaction-based service bureau for those customers who prefer to outsource their voice processing or web transaction-based applications, including cable and satellite pay-per-view orders and employee benefits enrollment. The Company has installed over 13,000 systems at more than 3,000 companies in 55 countries. Syntellect currently employs more than 300 people, and in addition to its primary office facilities in Atlanta and Phoenix, maintains seven sales and support offices in the United States and one in London.

  This report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation, certain statements contained in Part I, Item 1-- "Business" under the captions "Historical Development of the Company", "Industry and Market Background", "Products and Services", "Sales, Marketing, Service & Support", "Product Development", "Manufacturing and Suppliers", "Backlog", "Proprietary Rights and Intellectual Property" and "Employees";
Part I, Item 3--"Legal Proceedings"; Part II, Item 5, "Market for the Company's Common Equity Securities and Related Shareholder Matters"; and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of important factors that could affect the validity of any such forward-looking statements.

HISTORICAL DEVELOPMENT OF THE COMPANY

  Founded in 1984, Syntellect was an early pioneer in the interactive voice response ("IVR") industry, and by 1995 had become the fourth largest provider of IVR solutions in North America, and the largest IVR provider in Europe. Virtually all of the Company's growth during this period was attributable to its proprietary IVR systems (Infobot and Premier). In the early 1990's, the IVR industry experienced a major shift in product demand as the market began to move from proprietary hardware and software applications to advanced, open architecture products that offered increased functionality and a wider range of options for self service--everything from telephones using speech recognition, personal computers and the Internet, to faxes, pagers and mobile phones. In 1993, Syntellect introduced its first open architecture product, the VocalPoint IVR, and announced the phase-out of its proprietary lines.

  During 1995, Syntellect initiated a search within the voice processing industry for a strategic partner relationship that could potentially provide complementary product offerings, wider distribution channels and operating synergies. This search culminated on March 14, 1996 with Syntellect's acquisition of Pinnacle Investment Associates Inc. ("Pinnacle") in a transaction that was accounted for as a pooling of interests. Pinnacle subsequently was merged into its wholly owned subsidiary, Telecorp Systems, Inc. ("Telecorp"). Telecorp developed and distributed inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and healthcare industries, and operated a transaction-based service bureau designed primarily to process pay-per-view orders for the cable television industry. Subsequent to the merger, all systems functions were merged into Syntellect Inc. and all service bureau functions were consolidated into Syntellect Interactive Services ("SIS"), a wholly owned subsidiary of Telecorp.

  The merger between Syntellect Inc. and Pinnacle provided the combined company with several distinct marketing advantages including: (i) a more diversified product line which includes both inbound voice processing technology and outbound predictive dialer products; (ii) a larger sales force and distribution network together with improved access and cross-selling opportunities in new vertical markets; and (iii) the combination of recurring revenue from Syntellect's transaction-based service bureau and Telecorp's Home Ticket pay-per-view service, with the automated processing capacity of what the Company believes is one of the world's largest outsourced transaction centers. In addition, the merger provided the combined company with greater financial resources and access to a new management team with substantial expertise in the voice processing industry.

INDUSTRY AND MARKET BACKGROUND

  Evolution of the Call Center. Traditionally, consumers obtained data or services from organizations such as banks or insurance companies by phoning a customer service representative or agent who then used a terminal linked to a computer to process the data or service request. While these "call centers" enabled a company to provide a personal touch with its customers, they also created clearly defined inefficiencies and disadvantages as the underlying business experienced growth including: (i) the high cost of maintaining a large pool of agents to answer calls and provide service, (ii) the practical limits on the amount of information and level of service that could be given to individual callers, and (iii) the increased potential for service delays and agent error as call volume increases or substantially varies with the time of day. As a result, organizations have increasingly turned to various methods of automation to process these calls, and in so doing, have redefined the role of their call centers and expanded the definition of a "call" from a person-to-person voice transaction to a range of transactions involving voice, data and workflow automation. Call centers have become "interactive communication centers," linking multiple sites and geographically-dispersed resources through wide area networks, corporate intranets, extranets, and the Internet.

  In recent years, automated teller machines and well-implemented IVR applications have proven that customers want the convenience of "anytime, anywhere, anyway" customer service. The personal touch of agent-supported services is certainly a requirement, but equally important is a company's ability to provide its customers with automated self-service 24 hours a day, 7 days a week, over the telephone, the Internet, or any other media they may choose. Automated self-service has become a major business requirement as companies realize that this type of fast, friendly and cost efficient service offers distinct competitive advantages. Automated self-service eliminates hold times, provides increased accuracy in transaction processing, and allows for expanded service offerings. Automated self-service applications can effectively handle up to 60% of most interactive customer transactions. Many issues still require the assistance of a customer service agent; however, technology has helped to automate the agent's interaction with the customer through the use of solutions such as computer telephony integration ("CTI") which integrates the transmission of voice and data in a single telephone call. For example, an inbound solution may involve a "screen pop" of customer information at the agent's workstation, and an outbound solution may involve the transfer of customer information to an agent's terminal in connection with an outbound calling campaign for telemarketing or collections.

  Industry sources estimate that more than 70% of all business-related transactions are conducted over the telephone network or via the Internet. The use of IVR systems has allowed businesses to broaden the type of transactions that can be conducted in this manner. These transactions now include order entry, package tracking, home banking, customer service, hospital patient information requests, student registration, catalog sales, benefits enrollment, dealer locator services, airline schedule information, pay-per-view ordering and fax-on-demand. As the market continues to evolve, the increased emphasis on cross-industry applications will require the IVR industry to develop solutions that will allow data to be accessible from an even wider range of database systems. This requires multi-vendor networking and application integration capabilities based on open architecture platforms. Standardization and interoperability are expected to facilitate the evolution of the IVR industry's next generation of products.

  Market Potential and Industry Rank. The Gartner Group, an industry analyst firm, reports that the $3 billion call center market in North America is growing at a rate of 20% per year. The group estimates that there are approximately 55,000 call centers worldwide, with 30,000 of those call centers operated in the United States. Frost & Sullivan, a market research firm, forecasts that the compound annual growth rate in the U.S. call center services market from 1996-2003 will be 15.8%.

  By the year 2000, it is predicted that 75% of all call centers will conduct up to 33% of their transactions electronically. Out of the 55,000 call centers in operation today, In-Stat estimates that only 2,500, or 4.6%, are web-enabled. That number is expected to grow to 8% in 1998, 15% in 1999 and over 35% in the year 2000. The speech recognition market, as a significant component of the call center market, is projected to surpass $1 billion by the end of the decade.

  Ovum, a market research firm, forecasts the North American CTI market will experience a compound annual growth rate of 25% from 1996 to the year 2000 and approach $6.1 billion by the year 2000. The CTI market is divided into three distinct segments: formal call centers, typically large workgroups using an automatic call distributor ("ACD"); informal call centers, smaller workgroups not using an ACD; and small office/home office products targeted at small businesses and individual workers from the office. The Company competes primarily in the formal call center market with its IVR, IWR and predictive dialer products.

  Ovum reports that the European call center market is currently growing at 40% per year. DataQuest, a global market research and consulting firm serving the high-technology and financial communities, ranks Syntellect as the number one supplier of IVR in the United Kingdom with a total market share of 25%. Syntellect also ranks third in Western Europe with a market share of 8.9%.

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

  Syntellect's principal domestic competitors for IVR products include Lucent Technologies, InterVoice Inc., Periphonics Corporation, Edify, Brite Voice Systems Inc., and IBM Corporation. The Company's principal domestic competitors for predictive dialer products are Davox Corporation, EIS International, Inc., Melita International Corporation and Mosaix, Inc. Internationally, Syntellect's primary competitors include InterVoice Inc., Telsis, Periphonics and IBM Corporation. Many of the Company's competitors have more extensive engineering, manufacturing, and marketing capabilities, in addition to their substantially greater financial, technological and personnel resources. The Company also expects new competitors to enter its markets.

PRODUCTS AND SERVICES

  Product Focus. Syntellect has undergone a significant transition in its product focus over the past several years in order to meet the changing requirements of its markets. Historically, the Company was a technology-driven organization focused on developing proprietary IVR systems. These products were designed primarily for the formal call system market and required customers to develop their own application software. With the introduction of the VocalPoint IVR in 1993, the Company moved to an open architecture platform that allowed for improved functionality and which integrated industry-standard hardware with software developed by the

Company. Syntellect expanded its product focus with the March 1996 acquisition of Pinnacle. With this acquisition, the Company added an outbound call transaction system (VocalPoint Predictive Dialer) and the automated processing capacity of one of the world's largest transaction service bureaus. Syntellect is currently the only company in its industry to offer both inbound and outbound voice processing systems, and a transaction-based service bureau for those customers who prefer to outsource their voice processing applications.

  Syntellect has focused on providing an all-in-one solution for interactive voice response, interactive web response, predictive dialing, computer telephony integration, fax-on-demand, speech recognition and more. With this offering, companies can process transactions from customers using almost any communication devices including phones, Web browsers, fax machines and pagers.

  Syntellect's VocalPoint IVR, VocalPoint Interactive Web Response ("IWR") and other servers providing fax-on-demand, bank card processing, and other services, operate on the company's VocalPoint platform. These VocalPoint products are based on an OS/2 operating system and communicate with each other via VistaLink, an application programming interface ("API"). Upon the 1996 merger, Syntellect added Telecorp Systems' Predictive Dialer to the VocalPoint platform.

  In 1996, Syntellect also began the migration of its product line to a new software platform, called Vista. This new platform is Windows NT-based with distributed client-server architecture for flexibility and scaleability. All the software needed to automate a small call center can reside on one computer while companies with larger call centers, or multiple call center sites, can configure the software to reside on multiple servers or networked computers.

  In November 1996, Syntellect introduced the Interaction Server, the first system based on the Vista (VocalPoint Interactive Services Transaction Architecture) platform. The Interaction Server provides computer telephony integration capabilities. In July 1997, the Company added the SpeechReco Server to the Vista platform. This system provides large vocabulary, natural-language speech recognition. While both servers are based on the new Vista platform and run under Microsoft's Windows NT operating system, they can also be integrated with earlier VocalPoint products. Syntellect's Vista architecture allows products on the VocalPoint and Vista platforms to interact. The Vista architecture also provides an easy migration to the company's new NT-based products. VocalPoint applications will run in compatibility mode on the Vista platform.

  Syntellect's vision for Vista is to provide an integrated scaleable software platform that integrates multiple call center technologies. In 1998, the company will add full IVR and IWR capabilities to the Vista platform. One application generator will be used to develop the applications utilizing all features of the Vista platform and one web-based monitoring tool will be used to manage an entire network of computers running Vista software.

  Interactive Communications Management: Syntellect specializes in providing Interactive Communications Management ("ICM") solutions, or comprehensive call center applications that automate complex customer transactions using multiple call center technologies such as interactive voice and web response, predictive dialing and computer telephony integration. These ICM solutions automate the callflow process in customer service departments by eliminating the need for agents to ask customers redundant questions, by reducing call duration and by increasing the ability of agents to solve customer problems.

  Virtual Access: The Company's Virtual Access technology allows callers to access an automated self-service application using their choice of communication devices. With this technology, customers can write a single application for multiple call center technologies.

  New Product Introductions. The Company introduced several new products in 1997. The new products are designed to add functionality to existing products and expand the scope of the Company's product offerings. The new product introductions include the following:

    Mondex Smart Card Interface is a VocalPoint IVR hardware and software feature which allows you to conduct Mondex deposit, withdrawal or balance transfer transactions through Mondex telephones. VocalPoint IVR, utilizing the Mondex Smart Card Interface, provides the link between retail point-of-sale devices and the financial institution that has issued the card. Syntellect has deployed this technology with one of Asia's leading financial services providers and aims to expand its activity in the electronic smart card market through direct sales as well as partnership agreements with other smart card vendors.

    SpeechReco Server provides large-vocabulary speech recognition capabilities with natural language understanding. This product allows callers using VocalPoint IVR systems to speak their request for transactions over the phone instead of using the touchtone keypad of the telephone. For example, in the banking industry, callers speaking naturally and fluently can request to pay bills, transfer funds or check on loans and credit card balances. The SpeechReco Server is highly scaleable and can be shared by multiple IVR systems and applications, eliminating the requirement for dedicated speech recognition hardware per IVR platform. While the SpeechReco Server is based on the Vista platform, it is accessible to VocalPoint products through VistaLink API.

    SYNthesizer 3.0 is a new version of Syntellect's graphical application development tool. This 3.0 release provides enhanced editing capabilities. These enhancements enable Syntellect customers as well as Syntellect application developers to rapidly design and create applications for VocalPoint products.

    VocalPoint Predictive Dialer 3.0 is a high-performance outbound dialing system. Release 3.0 improves system performance through latest-generation technology incorporating Pentium processors, a Unixware operating system and an Informix relational database. Product enhancements include: supervisor/agent messaging which allows supervisors and agents to send and receive text messages; call transfer which allows agents and supervisors to transfer calls to others in the calling group; and agent-specific scheduled callback which can direct a callback to the agent who originally scheduled it.

 Call Center Systems

  VocalPoint IVR is the Company's flagship product which is designed to meet customer needs for a fully automated system and combines voice processing, information retrieval, caller interaction and application generation capabilities. This open architecture platform addresses the mid-to-high end IVR market, which ranges from 12 to several hundred ports. The VocalPoint IVR system is built on third-party PC hardware, including Dialogic Corporation's ("Dialogic") industry-standard voice processing cards, and features key software technology licensed from IBM's CallPath voice processing architecture. By utilizing off-the-shelf components which leverage the research and development of the third parties, Syntellect is able to not only price competitively, but to focus its engineering resources on value-added development.

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

  VocalPoint IWR allows companies to take advantage of the Internet with self-service solutions designed exclusively for the World Wide Web. The VocalPoint IWR can be voice-enabled for Virtual Access applications accessible by both Web browsers and phones.

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

  VocalPoint Fax Server receives fax requests from inbound or outbound agents and IVR and Interactive Web Response ("IWR") applications.

  Interaction Server. This Windows NT-based server provides CTI capabilities. The server tracks, routes and manages customer calls and Web transactions using rules-based software.

  VocalPoint Desktop Software uses CTI to link the agent's terminal with the Interaction Server to provide customer data with each phone call transferred to the agent's desk. This functionality is commonly referred to as a "ScreenPop."

  SYNthesizer Graphical Application Generator is an easy-to-use application development tool designed for non-programmers. SYNthesizer allows users to develop applications by creating visual diagrams with "drag-and-drop' icons. This powerful tool provides users with a simple approach to creating and modifying call center applications.

  VocalPoint BankCard Server allows callers to make account payments and purchase goods or services with their credit cards automatically over the phone. This processing capability is available as a feature of the VocalPoint IVR system or as a separate server.

  VocalPoint 6000 ARU is an audio response unit specifically designed for the cable television industry. In 1997, the company made a decision to no longer devote development resources to this product line; rather, it is actively marketing a migration path from the VocalPoint ARU to the VocalPoint IVR product while continuing to provide customer support services. As a result, the company experienced a decline in sales of this product to new customers during 1997 as most sales were add-ons to existing systems.

  Premier 030 is a proprietary IVR system designed to work in conjunction with sophisticated ACD or PBX telephone systems, as well as a variety of host computers. The Premier 030 addresses the need for a powerful IVR system and is sold as a complete voice processing platform or as an upgrade to certain of the Company's earlier generations of IVR systems. Demand for new Premier 030 products declined significantly in 1997 as most companies were reluctant to add proprietary systems to their call center. The Company continues to market a migration path for its Premier customers to the VocalPoint product line as well as provide customer support services and enhancements to its install base.

  Service Bureau. The Company operates an outsourced transaction center through its Syntellect Interactive Services, Inc. ("SIS") subsidiary. Telemarketing(R) and Call Center Solutions(TM) magazine ranked SIS third among interactive service bureaus in the United States for 1997. The ranking was based on the cumulative number of minutes of services provided over a 12-month period. The SIS Transaction Center ("Transaction Center") as it is known, is a service bureau with nearly 5,000 ports, which offers complete automated transaction outsourcing, system redundancy, fault-tolerant power protection and disaster recovery services, 24 hours a day, 7 days a week. The Transaction Center is a call center that unlike most, which are labor intensive, features an automated "lights out" facility. The Transaction Center handles more than four million telephone calls and Internet-based inquiries each month for its customers. The Transaction Center is used for the Company's Home Ticket(TM) pay-per-view service. Home Ticket combines the speed and convenience of 800 numbers, the user-friendly nature of IVR technology and real-time connectivity with cable billing host systems to process orders for over 700 cable and satellite television operators in North America including TCI, Time Warner, Cox Cable and Comcast. Home Ticket(TM) is the pay-per-view service utilized by approximately 10 million households in the United States alone. The Company has added additional features to the Home Ticket(TM) service, including Hot Spots advertising and promotion messaging, commercial ordering for hotels and motels, and Call Redirect which transfers an incoming call to a second destination for enhanced customer service and retailing options. In 1997, SIS introduced CyberStats(TM), an online reporting tool for Home Ticket customers. CyberStats provides real-time reports on pay-per-view order calls. Users can access CyberStats on the Internet and select the report delivery method of choice: to their desktop screen, by e-mail, or to a fax machine.

  The Service Bureau is also designed to handle employee benefits enrollments and automated dealer inquiries relating to large, one-time events such as special promotions or customer surveys for companies wishing to automate and outsource these services. These services which generally became available in 1995, are typically billed on a transaction-by-transaction basis.

SALES, MARKETING, SERVICE & SUPPORT

  General. Syntellect provides voice processing solutions to customers in a variety of industries, including banking, education, insurance, service providers, transportation, healthcare, media, telecommunications, public utilities, retailing, government agencies, oil and gas, financial services, manufacturing and newspaper publishing. Syntellect has installed in excess of 13,000 systems at more than 3,000 customers in 55 countries. Syntellect's customer base includes eight of the largest domestic banking firms, five of the ten largest insurance companies, most major domestic cable television providers and numerous other Fortune 500 companies. There can be no assurance that the Company's existing customers will continue their current buying patterns or that changes within those industries will not adversely affect the Company's ability to retain or attract new customers. Syntellect's products are sold through a direct sales force and through domestic and international distributors and value added resellers ("VARs"). The Company currently maintains seven sales offices in the United States and one in London.

  Domestic Sales. Domestic sales including maintenance fees represented 76%, 73% and 79% of the Company's total revenues for 1997, 1996 and 1995, respectively. During these years no single distributor or customer accounted for more than 10% of total revenues. More than 93% of the Company's 1997 sales were made by its direct sales force. A substantial portion of these direct sales are made by a limited number of sales representatives, the loss of whom could adversely affect future operating results.

  International Sales. International sales including maintenance fees represented 24%, 27% and 21% of the Company's total revenues for 1997, 1996 and 1995, respectively. For additional information regarding international operations, see Note 13 of Notes to Consolidated Financial Statements. All of the Company's product lines and services are sold world-wide with the exception of the Service Bureau which is currently limited to Canada. The products have been modified to meet specific power, safety and telecommunication requirements of the country of destination. The Company currently offers its products in 30 different languages. Syntellect maintains a direct sales force in London and uses 5 distributors to market its systems in various countries around the world. The Company supports its European distributors through the London office. Sales in Canada and the United Kingdom are denominated in Canadian dollars and pounds sterling, respectively, and are subject to foreign currency adjustments. Sales in all other foreign countries are denominated in United States dollars. Syntellect conducts business in international markets in compliance with each country's applicable laws and regulations, including safety and telecommunication laws, import duties and quotas. Syntellect has not experienced any difficulty in obtaining export licenses for foreign sales from the United States Department of Commerce.

  Marketing Organization and Vertical Market Focus. Syntellect's marketing organization is charged with (i) enhancing the Company's corporate image; (ii) increasing demand for the Company's voice processing products; (iii) creating market differentiation; and (iv) identifying future development opportunities for market-driven features. The marketing organization conducts market and competitive research, participates in industry trade shows and conferences, creates sales literature and presentations, and maintains relationships with key industry analysts and media contacts. Syntellect's strategic marketing plan is focused on four vertical markets--financial services, media (cable/satellite television and newspaper), utilities and healthcare industries. Sales to these markets represented approximately 81% of the Company's total revenues for 1997; 84% for 1996; and 83% for 1995. Syntellect markets its products to industry leaders within these vertical markets as management believes the industry leaders have the greatest need for voice processing products, are most likely to require system expansion and additional services, and serve as an important source of customer referrals.

  Customer Support. Syntellect provides customer support in the areas of consulting services, project management, systems planning, application development, installation, scripting and voice file production, database maintenance services for cable television IVR customers, maintenance and software support services, a 24 hour-a-day, 7 day-a-week Help Desk, on-site technical support, remote diagnostics, classroom training and on-site educational services. These services are generally provided as part of the initial sale of a system. Syntellect provides warranties on its various product lines for periods generally ranging from three months to one year after shipment. After the initial warranty period, hardware and software maintenance services are available on both a contractual and on-demand time and material basis. Substantially all of the hardware maintenance and support provided to domestic customers is performed on-site under contractual arrangements with independent third party service providers. Internationally, the Company provides training, service and support services through a combination of its direct customer support function, third party service providers and distributors.

PRODUCT DEVELOPMENT

  Syntellect believes that its success is dependent upon its ability to expand the market for its existing products, provide new options and features on a timely basis, and develop new applications that can be incorporated into commercially viable voice processing products. While the Company introduced several new products in 1997, it believes there can be no assurance that these new product lines or features will receive market acceptance. Further, there can be no assurance that future announcements of new products will not cause customers to defer purchases of existing products, which could adversely affect the Company's results of operations.

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

  Syntellect's product development organization consisted of 61, 73, and 78 individuals at December 31, 1997, 1996 and 1995, respectively. The Company spent $5.9 million, $5.9 million, and $ 4.9 million for research and development during 1997, 1996 and 1995, respectively.

MANUFACTURING AND SUPPLIERS

  Syntellect's manufacturing operation consists of in-house configuration, product assembly, product testing and quality control. The Company obtains hardware components from third parties for its products, including telephony interface and voice recognition boards. The Company does not believe it is dependent on single source suppliers for components used in any of its product lines. Syntellect is currently able to obtain key components in a timely manner from a variety of sources; however, any inability to secure alternate suppliers of key components or alternate assembly sources in a timely manner could adversely affect the Company's results of operations.

BACKLOG

  The Company's backlog at December 31, 1997 and 1996 was approximately $10.2 million and $8.3 million, respectively. The Company believes that all orders in backlog at December 31, 1997 are firm and will be delivered within the fiscal year. Because the possibility exists for customers to make changes to their original order, to alter or significantly delay delivery schedules or to cancel their order, the backlog total as of any particular date may not be indicative of actual revenues for any future period.

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

  Syntellect is also licensed to use certain patents, technology and other intellectual property rights owned by others, and, similarly, other companies are licensed to use certain patents, technology and intellectual rights formerly owned by Syntellect. In July 1992, Syntellect acquired an extensive patent portfolio in connection with its acquisition of Dytel Inc., a manufacturer of equipment for the voice messaging and call processing industry. Syntellect sold the Dytel product line in February 1995 to a third party but retained the rights to their patent portfolio. On October 25, 1997, Syntellect signed a Patent Assignment Agreement with Aspect Telecommunications Corporation ("ATC") assigning their patent portfolios and related applications worldwide to ATC (see Note 3 of Notes to Consolidated Financial Statements).

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

  VocalPoint is a registered trademark and Vista (VocalPoint Interactive Services Transaction Architecture), Home Ticket and Interactive Web Response are trademarks of Syntellect. All other products mentioned in this Form 10-K are trademarks or registered trademarks of their respective companies.

  Syntellect's strategic move from proprietary hardware platforms to integration of its application software with industry-standard hardware, has resulted in an increased reliance on licensed technology obtained from third parties for use in the Company's products. The Company contracted with IBM in 1993 to obtain IBM's personal computer-based voice processing software technology, including the key components of the CallPath architecture. Pursuant to the terms of the licensing agreement, Syntellect obtained a worldwide nonexclusive license to develop and sell a version, under the Company's name, of IBM's voice processing software that runs on personal computers using IBM's OS/2 operating system. The agreement also provides the company with the rights to all future IBM basic and major enhancements to the software, including IBM's language packages for foreign markets. IBM is obligated to provide backup maintenance support for the software it provides under the agreement. The agreement expires in June 2002, subject to certain early termination provisions. In accordance with its obligations under the agreement, Syntellect prepaid royalties of $1 million in June 1994 and $3 million in December 1994. As of December 31, 1996, the Company had utilized all of the prepaid royalties and had accrued $791,000 in additional royalty payments due IBM. As of December 31, 1997, the Company had accrued royalty payments of $436,000. The technology licensed under the IBM agreement is the foundation of the VocalPoint family of products and related ApplicationWorks packages. The termination or loss of this agreement or IBM's failure to perform its obligations thereunder would adversely affect the Company's results of operations. Upon certain events of default by IBM, Syntellect has the right to purchase the source code currently licensed under the agreement for $4 million.

EMPLOYEES

  At December 31, 1997, Syntellect employed a total of 339 employees, 334 on a full-time basis and 5 on a part-time basis: 51 in sales, 18 in marketing, 101 in customer support, 24 in manufacturing, 61 in product development, 41 in the service bureau operation, and 43 in administration. The Company's success depends on a number of technical employees. Competition for highly skilled people with extensive experience in systems and applications software and advanced electronics is intense. Syntellect's inability to retain these employees could severely impact the Company's ability to conduct its business. The Company has never had a work stoppage and none of its employees are represented by a labor organization.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is information with respect to the names, ages, positions and offices held with Syntellect by the Executive Officers as of March 27, 1998.

  J. Lawrence Bradner, 46, became Syntellect's Chairman and Chief Executive Officer upon completion of the merger with Pinnacle on March 14, 1996. He had served as Chairman and Chief Executive Officer of Pinnacle and its wholly owned subsidiary, Telecorp, since their formation in 1991. From 1977 to 1990, Mr. Bradner was employed by Scientific-Atlanta, Inc. ("Scientific-Atlanta"), a leading provider of satellite and other telecommunications products based in Atlanta, Georgia. Mr. Bradner served as President of the Broadband Communications Business Division of Scientific-Atlanta and as Corporate Vice President from 1987 to 1990. Mr. Bradner holds a Bachelors Degree, with honors, in Industrial and Systems Engineering from the Georgia Institute of Technology and a Master of Business Administration Degree from Harvard Business School. Mr. Bradner will assume the positions of President and Chief Operating Officer of Syntellect with the resignation of Mr. Steve Nussrallah.

  Steve G. Nussrallah, 47, became Syntellect's President and Chief Operating Officer upon completion of the merger with Pinnacle on March 14, 1996. He had served as President of Pinnacle and Telecorp since their formation in 1991. From 1984 to 1990, Mr. Nussrallah was employed by Scientific-Atlanta. From 1988 to 1990, Mr. Nussrallah served as Vice President and General Manager of the Subscriber Business Unit, Scientific-Atlanta's largest single business. Mr. Nussrallah holds a Bachelors Degree, with honors, in Electrical Engineering from the University of Cincinnati and a Masters Degree in Electrical Engineering from the University of Michigan. Mr. Nussrallah resigned his position with Syntellect effective March 31, 1998.

  Neal L. Miller, 38, has served as Syntellect's Corporate Vice President, Chief Financial Officer, Secretary and Treasurer since December 1995. In February 1998, Mr. Miller was appointed Division President of SIS, the Company's Service Bureau business. Mr. Miller served as Division Finance Director/Controller for the Communications Division of Tandem Computers, Inc. from 1993 to 1995. Prior to that, Mr. Miller served as Vice President and Chief Financial Officer of American Software, Inc. from 1990 to 1993, and in various finance and sales positions with American Software from 1984 to 1990. Mr. Miller is a Certified Public Accountant and holds a Bachelors Degree in Business Administration, with honors, in Accounting from Georgia State University.

  W. Scott Coleman, 42, has served as Syntellect's President--Call Center Systems since May 5, 1997. Mr. Coleman, together with former director Daniel
D. Ross, served in Syntellect's Office of the Chief Executive Officer from November 10, 1995 to March 14, 1996. On February 1, 1996, Mr. Coleman was promoted to the position of Syntellect's Senior Vice President and General Manager--Call Center Systems. Prior to that time, Mr. Coleman served as Syntellect's Vice President of Product Development from 1993 to 1995. Mr. Coleman has been involved in the voice processing industry since 1982, serving as Vice President of American Telesystems Corporation, where he was responsible for product strategy, business development and product development activities. Mr. Coleman holds a Master of Science Degree in Electrical Engineering from the Georgia Institute of Technology.

  David C. Phillips, 44, became Syntellect's Corporate Vice President-- Operations upon completion of the merger with Pinnacle on March 14, 1996. He had served as Executive Vice President--Finance and Operations of Telecorp since 1991. From January 1990 to August 1990, Mr. Phillips was employed by CableGraphix, Inc., a producer and distributor of cable-specific marketing and promotional literature for cable subscribers, based in Phoenix, Arizona. From 1979 to 1989, Mr. Phillips was employed in various positions by Scientific-Atlanta. Mr. Phillips, a Certified Public Accountant, received a Bachelors Degree in Business Administration from the University of Georgia and a Masters Degree in Professional Accountancy from Georgia State University.

  Peter W. Pamplin, 43, has served as Syntellect's Vice President and Controller since June 2, 1997. Prior to joining the Company, Mr. Pamplin was employed by American Software, Inc. beginning in February 1985 and served as its Corporate Controller from August 1987 until May 1997. Mr. Pamplin holds a Bachelors Degree in Biochemistry and a Master of Business Administration Degree from Virginia Polytechnic Institute and State University.

ITEM 2--PROPERTIES

  Syntellect's principal corporate offices are located in 38,904 square feet of leased space in Roswell, Georgia. This facility is also used for certain of the Company's sales, customer support, research and development, and service bureau functions. The lease extends through 2001. In June 1996, the Company entered into a ten year lease for a new 70,564 square foot office facility in Phoenix, Arizona. This lease commenced in April 1997. The new facility has provided for expansion and consolidation of the Company's systems business, and includes space for customer support, research and development, sales, marketing, production, training and administrative functions.

  Syntellect leases a 1,600 square foot facility in Atlanta, Georgia for its National Transaction Center. This facility is used for the Home Ticket pay-per-view service and other service bureau applications offered through the Company's Syntellect Interactive Services subsidiary. The Company also leases three sales and support offices in the United States, including a 9,600 square foot facility in Wood Dale, Illinois, and one in London. Aggregate monthly rental payments for Syntellect's office facilities are approximately $112,000.

ITEM 3--LEGAL PROCEEDINGS

  Syntellect is from time to time involved in legal proceedings of a character normally incident to its business. Syntellect is not currently a party to any material pending legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Syntellect's shareholders during the fourth quarter of 1997.

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

 Syntellect's common stock has been traded in the over-the-counter market and quoted through The Nasdaq Stock Market ("NASDAQ") since March 29, 1990, under the symbol "SYNL". The following table sets forth the high and low sale prices of the common stock for the two most recent fiscal years as reported on NASDAQ.

      YEAR ENDED 1997                                           HIGH     LOW
      ---------------                                           ----     ---
      1st Quarter.............................................. $4 3/4   $3 1/4
      2nd Quarter..............................................  3 7/8    2 11/32
      3rd Quarter..............................................  3 5/16   1 7/8
      4th Quarter..............................................  3 1/4    1 21/32
      YEAR ENDED 1996                                           HIGH     LOW
      ---------------                                           ----     ---
      1st Quarter.............................................. $4 7/8   $2 7/8
      2nd Quarter..............................................  7 7/8     4
      3rd Quarter..............................................  6 3/8    4 3/8
      4th Quarter..............................................  5 7/8    3 3/4

  On March 19, 1998, the closing sale price for Syntellect's common stock was $2 3/18 per share. On such date, there were 242 holders of record of Syntellect's common stock. This figure does not reflect beneficial ownership of shares held in nominee names. Syntellect has never declared or paid a cash dividend on its common stock. Syntellect presently intends to retain earnings for use in its business and does not anticipate paying cash dividends on its outstanding shares in the foreseeable future.

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

ITEM 6--SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with Syntellect's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of Syntellect Inc. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the report thereon, are included elsewhere herein.

STATEMENT OF OPERATIONS DATA (in thousands, except per share amounts)

                                           YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                    1997     1996      1995     1994     1993
                                   -------  -------  --------  ------- --------
Net revenues.....................  $48,182  $55,305  $ 49,510  $57,396 $ 51,759
Cost of revenues.................   25,678   27,783    26,147   28,065   24,142
                                   -------  -------  --------  ------- --------
    Gross margin.................   22,504   27,522    23,363   29,331   27,617
Operating expenses:
 Selling, marketing and adminis-
  trative........................   19,463   21,383    23,026   19,263   21,506
 Product development.............    5,874    5,943     4,884    4,893    7,132
 Depreciation and amortization...    3,908    3,229     3,079    3,401    3,560
 Fixed asset write-down..........    1,303      --        --       --       --
 Special charge..................      --       --      8,800      879    8,801
                                   -------  -------  --------  ------- --------
    Total operating expenses.....   30,548   30,555    39,789   28,436   40,999
                                   -------  -------  --------  ------- --------
Operating income (loss)..........   (8,044)  (3,033)  (16,426)     895  (13,382)
Gain on sale of patent portfolio.    7,860      --        --       --       --
Other income, net................      304      253       302      297      179
                                   -------  -------  --------  ------- --------
Income (loss) before income tax-
 es..............................      120   (2,780)  (16,124)   1,192  (13,203)
Income tax expense (benefit).....      (21)     --        134       75       80
                                   -------  -------  --------  ------- --------
Net income (loss)................  $   141  $(2,780) $(16,258) $ 1,117 $(13,283)
                                   =======  =======  ========  ======= ========
Earnings (loss) per share - di-
 luted...........................  $   .01  $  (.21) $  (1.24) $   .08 $  (1.02)
                                   -------  -------  --------  ------- --------
Shares used in per share calcula-
 tion............................   13,964   13,256    13,159   13,468   13,026
                                   =======  =======  ========  ======= ========

BALANCE SHEET DATA (in thousands)

                                                 DECEMBER 31,
                                   --------------------------------------------
                                    1997     1996      1995     1994     1993
                                   -------  -------  --------  ------- --------
Working capital..................  $13,488  $13,677  $ 17,443  $31,989 $ 30,304
Total assets.....................   34,808   34,808    39,719   51,395   49,443
Long-term debt, less current por-
 tion............................      530      229       175      875      665
Shareholders' equity.............   22,186   22,021    24,176   39,538   38,344

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  The merger between Syntellect Inc. and Pinnacle provided the combined company with several distinct marketing advantages including: (i) a more diversified product line which includes both inbound voice processing technology and outbound predictive dialer products; (ii) a larger sales force and distribution network together with improved access and cross-selling opportunities in new vertical markets; and (iii) the combination of recurring revenue from Syntellect's transaction-based service bureau and Telecorp's Home Ticket pay-per-view service, with the automated processing capacity of what the Company believes is one of the world's largest outsourced transaction centers. In addition, the merger provided the combined company with greater financial resources and access to a new management team with substantial expertise in the voice processing industry.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET REVENUES

  Net revenues for 1997 were $48.2 million, a decrease of 13% over the $55.3 million reported for 1996. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICE REVENUES, which represented 51%, 20% and 29% of net revenues, respectively, for 1997, and 57%, 17% and 26% of net revenues, respectively, for 1996.

  SYSTEM SALES for 1997 were $24.3 million, a decrease of $7.5 million, or 23%, over the $31.8 million reported for 1996. System sales include sales of core and non-core products. Core product sales include the Company's primary inbound product line, VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; Computer Telephone Integration ("CTI"); and Interactive Web Response ("IWR"). Non-core products, Premier and Premier 030 IVR systems and the VocalPoint Audio Response Unit ("ARU"), declined $6.5 million, or 53%, between comparable periods and the Company expects these revenues to continue to decline over time as the Company migrates its customer base to the core product offerings.

  The decrease in SYSTEM SALES was related to two major factors. First, in late 1996, the Company introduced its new product and marketing strategy around the Interactive Communications Management ("ICM") solution set. This strategy is designed to sell a more complex, fully-integrated and higher value solution. As the Company began introducing this strategy, the average selling price of new customer orders began to increase. This resulted in an elongation of the selling cycle as the Company experienced more involvement from executive management and third party consultants in the prospective customer base. Second, the change in management of the Company associated with the merger with Pinnacle, combined with the change in the sales and marketing strategy, resulted in a significant turnover in the Company's sales force beginning in early 1997. The Company believes that there is a direct relationship between system sales volume and the number of sales representatives employed. The Company has made significant progress in increasing the size of the direct sales force from its lowest levels in 1997 as it enters into 1998.

  SERVICE BUREAU REVENUES increased $465,000, or 5.0% between the comparable years primarily from the Company's Home Ticket, a pay-per-view service for cable television providers which is offered through the Company's SIS subsidiary. The cable TV industry experienced a significant decline in the consumer purchases of pay-per-view events during 1997 which resulted in lower than expected transaction processing fees by the Company. MAINTENANCE AND OTHER SERVICE REVENUES decreased $126,000, or .9%, between the comparable years. This decrease results from a $1.2 million decrease in patent revenue (see Note 3 of the Notes to Consolidated Financial Statements) and a $1.1 million increase in maintenance and other services between periods.

  DOMESTIC AND INTERNATIONAL SALES for 1997 were $36.8 million, or 76%, and $11.4 million, or 24%, of total revenues, respectively, compared to $40.3 million, or 73%, and $15.0 million, or 27% of total revenues, respectively, for 1996.

GROSS MARGIN

  The gross margin percentage for the year ended December 31, 1997 was 47% of net revenues, as compared with 50% for the year ended December 31, 1996 primarily due to the proportion of fixed costs in overhead relative to the decline in revenues. Gross margins on SYSTEM SALES declined from 41% to 34% between years. Gross margins for the SERVICE BUREAU decreased from 40% to 39% between years with the Company's decision to increase spending on infrastructure that will facilitate continued growth of the Home Ticket(TM) pay-per-view service and other service bureau applications. Gross margins for MAINTENANCE AND OTHER SERVICE REVENUES decreased from 75% to 74% between years. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a year-to-year basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for 1997 are not necessarily indicative of the results to be expected for future periods.

OPERATING EXPENSES

  During 1997, the Company initiated and completed a consolidation of the assembly, customer support and product development operations of the Systems business into the Company's Phoenix location. This consolidation is expected to result in cost savings in future periods.

  Operating expenses for 1997 were $30.5 million, a decrease of $7,000, or .02%, from the $30.6 million reported for 1996, which includes a fixed asset write-down of $1.3 million discussed below. Excluding this write-down, operating expenses would have been $29.2 million, a decrease of $1.3 million, or 4.3%, as compared to 1996. Selling, marketing and administrative expenses decreased $1.9 million, or 9%, between years. This decrease resulted primarily from the lowering of expenses which vary with revenues and profits and lower expenses associated with the reductions in personnel that were completed in 1997 as part of overall consolidation plans. Research and development expenses remained flat between years. The Company reallocated its development resources to the development of market-driven features and upgrades for the Company's core product lines and away from on its non-core products. Depreciation and amortization expense increased $679,000, or 21%, between years as a result of capital expenditures in 1996 and 1997, primarily additional equipment required for the expansion of the Company's Service Bureau operation and the Company's move to a new Phoenix, Arizona facility in April 1997.

FIXED ASSET WRITE-DOWN

  The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) effective January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 1997, the Company recorded a $1.3 million write-down to fixed assets. The change is expected to result in a significant reduction in depreciation and amortization expense in future periods.

GAIN ON SALE ON PATENT PORTFOLIO

  The Company recognized a gain on sale of $7.9 million due to the terms of a Patent Assignment Agreement by and among the Company, Syntellect Technology Corporation, a wholly owned subsidiary of the Company ("STC"), and Aspect Telecommunications Corporation ("ATC"). The Company and STC assigned to ATC their respective patent portfolios and related applications worldwide. The Company received consideration of $10 million, $5 million of which was paid at closing and $5 million of which is payable in 20 equal quarterly installments of $250,000 on the last day of each calendar quarter, under a promissory note maturing December 31, 2002. This note bears no interest and consequently has a present value of $4 million. As an additional consideration under the agreement, the Company has retained certain economic rights, including the right to pursue certain litigation against third parties.

NET INCOME (LOSS)

  Syntellect reported a net income of $141,000, or $.01 per share, for 1997, compared to a net loss of $2.8 million, or $(.21) per share, for 1996. Excluding the effects of the fixed asset write-down and the gain on sale of the patent portfolio, the Company incurred a net loss for 1997 of $6.4 million, or $(.46) per share.

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

  SYSTEM SALES for 1996 were $31.8 million, an increase of $1.7 million, or 6%, over the $30.1 million reported for 1995. System sales include sales of core and non-core products. Core product sales include the Company's primary inbound product line, VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; Computer Telephone Integration ("CTI"); and Interactive Web Response ("IWR"). Non-core product sales primarily include Premier and Premier 030 IVR systems and the VocalPoint Audio Response Unit ("ARU").

  The increase in SYSTEM SALES was due to the significant shift in the product mix during 1996. More than 60% of all system sales orders received were for VocalPoint IVR units. International VocalPoint sales increased due to sales to large telecommunications and cable television customers in the United Kingdom. Also, during 1996, the Company delivered its first ICM solution which uses advanced CTI technology.

  Non-core product sales declined in 1996. Premier and Premier 030 IVR system sales decreased as these product lines continue their final phase-out stages. VocalPoint Audio Response Unit ("ARU") sales increased in 1996 due to the installation of a large call center for a cable television customer in the United Kingdom. The Company expects non-core product sales to continue to decline over time as the Company migrates its customer base to the core product offerings.

  Non-core product sales were further impacted between the comparable years by a $1.3 million decrease in sales of the Dytel product line and the System/2000 digital voice system manufactured by the Company's former Syntellect Network Systems Inc. ("SNS") subsidiary. The Company sold the Dytel product line to a third party purchaser in February 1995. The SNS subsidiary was sold to an unrelated value added reseller in April 1996.

  SERVICE BUREAU REVENUES increased $2.8 million, or 43%, between the comparable years. This increase reflected the continued growth of the Company's Home Ticket pay-per-view service. Revenues from other service bureau applications were flat between the comparable periods as a result of infrastructure changes and relocation of the Company's Chicago facility to Atlanta. MAINTENANCE AND OTHER SERVICE REVENUES increased $1.3 million, or 10%, between the comparable years. This increase results from a $1.2 million increase in patent revenue and a $100,000 increase in maintenance and other services between periods.

  DOMESTIC AND INTERNATIONAL SALES for 1996 were $40.3 million, or 73%, and $15.0 million, or 27%, of total revenues, respectively, compared to $39.0 million, or 79%, and $10.5 million, or 21% of total revenues, respectively, for 1995. The international sales figures for 1996 include a $3.0 million VocalPoint System 6000 call center installation and a $800,000 VocalPoint Predictive Dialer installation for a cable television customer in the United Kingdom.

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

OPERATING EXPENSES

  Operating expenses for 1996 were $30.6 million, a decrease of $400,000, or 1%, from the $31 million reported for 1995, exclusive of an $8.8 million special charge discussed below. Selling, marketing and administrative expenses decreased $1.6 million, or 7%, between years. This decrease resulted primarily from economies of scale related to the integration of the Company's sales functions, and a reduction in administrative salaries and benefit costs. The 1995 totals also include $700,000 in direct transaction costs incurred in connection with the acquisition of Pinnacle. Research and development expenses increased $1.1 million, or 22%, between years. The Company allocated additional resources during 1996 for the development of market-driven features such as CTI, an Interactive Web Response platform, and upgrades for the Company's existing product lines, including Version 3.0 of the VocalPoint Predictive Dialer. Depreciation and amortization expense increased $150,000, or 5%, between years primarily due to the Company's purchase of $2.5 million in computer and voice processing equipment and $2.3 million in other equipment that will be used to expand the capacity of the Service Bureau.

SPECIAL CHARGE

  Syntellect incurred an $8.8 million special charge to operations during 1995. The special charge includes an allowance for inventory obsolescence ($5.0 million), a write-down of software and equipment to be relocated or disposed of ($1.7 million), employee severance for a reduction in force ($1.2 million), an accounts receivable allowance ($700,000), and other charges ($200,000).

  The allowances for accounts receivable and inventory obsolescence were utilized during 1996 to write off specifically identified receivable balances and inventory disposed of during the year. The software and equipment charge was utilized during 1996 to write down the value of specific assets that were relocated, lost or disposed of. The Company made $741,000 in severance payments to terminated employees during 1996 in connection with its reduction in force. As of December 31, 1996, there remained outstanding payments due on severance transactions relating to 1995 and 1996.

NET INCOME (LOSS)

  Syntellect reported a net loss of $2.8 million, or $(0.21) per share, for 1996, compared to a net loss of $16.3 million, or $(1.24) per share, for 1995. Excluding the effects of the special charge, the Company incurred a net loss for 1995 of $7.5 million, or $(.57) per share.

LIQUIDITY AND CAPITAL RESOURCES

  Syntellect had working capital of $13.5 million at December 31, 1997, compared with $13.7 million at December 31, 1996. The current ratio at both these dates was 2.1:1. Cash, cash equivalents and marketable securities at the end of 1997 totaled $10.5 million compared with the $6.2 million reported at the end of 1996. The Company generated a $2.1 million positive cash flow from operating activities during 1997, increased its investment in marketable securities by $7.0 million, received $183,000 in proceeds from the issuance of common stock, and added $559,000 in long-term debt related to a capital lease. Cash was used during 1997 to make $2.6 million in capital expenditures and $363,000 in principal payments on long-term debt. Receivables, net of reserves were $10.9 million at December 31, 1997, a decrease of $2.4 million from the $13.3 million reported at December 31, 1996. The average collection period for trade receivables increased from 69 days at December 31, 1996 to 89 days at December 31, 1997. The allowance for doubtful accounts remained flat between years at $1.2 million. Inventory balances decreased $1.5 million during 1997 as a result of the Company's continuing effort to improve processing controls. Notes receivable-current portion increased $407,000 between years due to the sale of the patent portfolio.

  Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities will be sufficient to support the Company's operations during 1998. In 1996, the Company entered into a ten year lease for a new office facility in Phoenix. The lease commenced in April 1997 at an initial monthly rate of $61,000. The Company negotiated a $2.0 million revolving credit agreement with a commercial bank during 1996 to replace an existing $500,000 credit line. In 1996, the Company used $1.1 million of the available credit line to secure a letter of credit as a security deposit on the Company's new facility in Phoenix, Arizona. On November 7, 1997, the Board of Directors approved the termination of this line of credit. The $1.1 million letter of credit is now secured by a U.S. Treasury security held in the Company's available-for-sale portfolio and accordingly, this marketable security is restricted as to the disposal by such letter of credit agreement.

YEAR 2000 COMPLIANCE

  The Company has addressed the Year 2000 Compliance issues, both the software that it licenses and its internal use of software, and believes there will be no material effect on the Company's operations or financial condition since the cost of remediation has been incurred or those costs to be incurred are not expected to be material. However, because costs related to this project are based on estimates of the Company, there is no assurance that actual costs will not differ materially from the current expectations which could cause an adverse effect on the Company's results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" which requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's financial statements will include the disclosure of comprehensive income in accordance with the provision of SFAS No. 130 beginning the first quarter of 1998.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will evaluate the need for such disclosures at that time.

  In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SOP 97-2 to significantly affect its results of operations.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

  The Independent Auditors' Report of KPMG Peat Marwick LLP and the Consolidated Financial Statements of Syntellect as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, follows:

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Syntellect Inc.:

  We have audited the accompanying consolidated balance sheets of Syntellect Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1995 consolidated financial statements of Pinnacle Investments Associates Inc. and subsidiary, a wholly owned subsidiary, which statements reflect total assets constituting 25 percent and total revenues constituting 32 percent of the Syntellect Inc. and subsidiaries consolidated totals as of and for the year ended December 31, 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Pinnacle Investment Associates Inc. and subsidiary, is based solely on the report of the other auditors.

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

  In our opinion, based on our audits and the report of the other auditors as it relates to 1995, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntellect Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       KPMG Peat Marwick LLP

Atlanta, Georgia
February 6, 1998

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Pinnacle Investment Associates Inc.:

We have audited the consolidated statements of income, stockholders' equity, and cash flows of Pinnacle Investment Associates Inc. and subsidiary (the "Company") for the year ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

The Company was acquired by Syntellect, Inc. on March 14, 1996 in a transaction that will be accounted for as a pooling of interests. Pursuant to the terms of the merger, each shareholder of Pinnacle received 1.15 shares of Syntellect, Inc. common stock in exchange for each outstanding share of Pinnacle common stock.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 9, 1996, except as to Note 20
which is dated as of March 14, 1996

                        SYNTELLECT INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              1997      1996
                                                            --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents................................. $  2,290  $  4,928
 Marketable securities ($1.1 million restricted at December
  31, 1997)................................................    8,233     1,275
 Trade receivables, net allowance for doubtful accounts of
  $1,199 and $1,233 at December 31, 1997 and 1996,
  respectively.............................................   10,894    13,295
 Notes receivables-current portion.........................      856       449
 Inventories...............................................    2,593     4,085
 Prepaid expenses..........................................      714     1,197
 Other current assets......................................      --      1,006
                                                            --------  --------
    Total current assets...................................   25,580    26,235
                                                            --------  --------
Property and equipment, net................................    5,813     7,676
Notes receivable--noncurrent portion.......................    3,361       --
Other assets...............................................       54       897
                                                            --------  --------
                                                            $ 34,808  $ 34,808
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................................... $  2,160  $  1,302
 Accrued liabilities.......................................    5,471     6,329
 Customer deposits.........................................    1,081       699
 Deferred revenue..........................................    3,197     3,940
 Capital lease obligations--current portion................      183       288
                                                            --------  --------
    Total current liabilities..............................   12,092    12,558
                                                            --------  --------
Capital lease obligations, less current portion............      530       229
                                                            --------  --------
    Total liabilities......................................   12,622    12,787
                                                            --------  --------
Shareholders' equity:
 Preferred stock, $.01 par value. Authorized 2,500,000
  shares; no shares issued or outstanding..................      --        --
 Common stock, $.01 par value. Authorized 25,000,000
  shares; issued 13,576,761 and 13,478,127, respectively...      136       135
 Additional paid-in capital................................   60,727    60,545
 Deferred compensation.....................................      (33)      (52)
 Accumulated deficit.......................................  (37,454)  (37,595)
 Foreign currency translation adjustment...................      (43)      136
 Net unrealized holding loss on marketable securities......       (6)       (7)
                                                            --------  --------
                                                              23,327    23,162
Treasury stock, at cost, 175,732 shares....................   (1,141)   (1,141)
                                                            --------  --------
    Total shareholders' equity.............................   22,186    22,021
                                                            --------  --------
                                                            $ 34,808  $ 34,808
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     1997     1996      1995
                                                    -------  -------  --------
Net revenues:
 System sales...................................... $24,349  $31,811  $ 30,110
 Service bureau....................................   9,749    9,284     6,491
 Maintenance and other services....................  14,084   14,210    12,909
                                                    -------  -------  --------
    Total net revenues.............................  48,182   55,305    49,510
                                                    -------  -------  --------
Cost of revenues:
 System sales......................................  16,093   18,645    19,211
 Service bureau....................................   5,967    5,560     3,560
 Maintenance and other services....................   3,618    3,578     3,376
                                                    -------  -------  --------
    Total cost of revenues.........................  25,678   27,783    26,147
                                                    -------  -------  --------
Gross margin.......................................  22,504   27,522    23,363
                                                    -------  -------  --------
Operating expenses:
 Selling, marketing and administrative.............  19,463   21,383    23,026
 Research and development..........................   5,874    5,943     4,884
 Depreciation and amortization.....................   3,908    3,229     3,079
 Fixed asset write-down............................   1,303      --        --
 Special charge....................................     --       --      8,800
                                                    -------  -------  --------
    Total operating expenses.......................  30,548   30,555    39,789
                                                    -------  -------  --------
    Operating loss.................................  (8,044)  (3,033)  (16,426)
                                                    -------  -------  --------
Other income (expense), net:
 Interest income, net..............................     355      341       530
 Gain on sale of patent portfolio..................   7,860      --        --
 Gain on sale of SNS...............................      47      --        --
 Other expense, net................................     (98)     (88)     (228)
                                                    -------  -------  --------
    Total other income (expense), net..............   8,164      253       302
                                                    -------  -------  --------
    Income (loss) before income taxes..............     120   (2,780)  (16,124)
Income tax (benefit) expense.......................     (21)     --        134
                                                    -------  -------  --------
    Net income (loss).............................. $   141  $(2,780) $(16,258)
                                                    =======  =======  ========
Earnings (loss) per common share--basic............ $   .01  $  (.21) $  (1.24)
                                                    =======  =======  ========
Earnings (loss) per common share--diluted.......... $   .01  $  (.21) $  (1.24)
                                                    =======  =======  ========
Weighted average shares--basic.....................  13,504   13,256    13,159
                                                    =======  =======  ========
Weighted average shares--diluted...................  13,964   13,256    13,159
                                                    =======  =======  ========

          See accompanying notes to consolidated financial statements.

                       SYNTELLECT INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           NET
                                                                                        UNREALIZED
                                                                                         HOLDING
                       COMMON STOCK                                           FOREIGN      GAIN
                    ------------------- ADDITIONAL                           CURRENCY   (LOSS) ON                TOTAL
                               $.01 PAR  PAID-IN     DEFERRED   ACCUMULATED TRANSLATION MARKETABLE TREASURY  SHAREHOLDERS'
                      SHARES    VALUE    CAPITAL   COMPENSATION   DEFICIT   ADJUSTMENT  SECURITIES  STOCK       EQUITY
                    ---------- -------- ---------- ------------ ----------- ----------- ---------- --------  -------------
Balance at January
1, 1995...........  13,289,811   $133    $59,450       $(55)     $(18,557)     $(128)     $(164)   $(1,141)     $39,538
Issuance of common
stock upon
exercise of stock
options...........      66,719      1        247        --            --         --         --         --           248
Issuance of common
stock under
employee stock
purchase plan.....      25,223    --          94        --            --         --         --         --            94
Issuance of stock
options below fair
value.............         --     --          61        (61)          --         --         --         --           --
Amortization of
deferred
compensation
related to stock
options...........         --     --         --          25           --         --         --         --            25
Compensation
expense related to
stock options
issued to
officers..........         --     --         394        --            --         --         --         --           394
Net loss..........         --     --         --         --        (16,258)       --         --         --       (16,258)
Foreign currency
translation
adjustment........         --     --         --         --            --         (12)       --         --           (12)
Net unrealized
holding gain on
marketable
securities........         --     --         --         --            --         --         147        --           147
                    ----------   ----    -------       ----      --------      -----      -----    -------      -------
  Balance at
  December 31,
  1995............  13,381,753    134     60,246        (91)      (34,815)      (140)       (17)    (1,141)      24,176
Issuance of common
stock upon
exercise of stock
options...........      49,533      1        143        --            --         --         --         --           144
Issuance of common
stock under
employee stock
purchase plan.....      46,841    --         156        --            --         --         --         --           156
Amortization of
deferred
compensation
related to stock
options...........         --     --         --          39           --         --         --         --            39
Net loss..........         --     --         --         --         (2,780)       --         --         --        (2,780)
Foreign currency
translation
adjustment........         --     --         --         --            --         276        --         --           276
Net unrealized
holding gain on
marketable
securities........         --     --         --         --            --         --          10        --            10
                    ----------   ----    -------       ----      --------      -----      -----    -------      -------
  Balance at
  December 31,
  1996............  13,478,127    135     60,545        (52)      (37,595)       136         (7)    (1,141)      22,021
Issuance of common
stock upon
exercise of stock
options...........      13,338    --          34        --            --         --         --         --            34
Issuance of common
stock under
employee stock
purchase plan.....      85,296      1        148        --            --         --         --         --           149
Amortization of
deferred
compensation
related to stock
options...........         --     --         --          19           --         --         --         --            19
Net income........         --     --         --         --            141        --         --         --           141
Foreign currency
translation
adjustment........         --     --         --         --            --        (179)       --         --          (179)
Net unrealized
holding gain on
marketable
securities........         --     --         --         --            --         --           1        --             1
                    ----------   ----    -------       ----      --------      -----      -----    -------      -------
  Balance at
  December 31,
  1997............  13,576,761   $136    $60,727       $(33)     $(37,454)     $ (43)     $  (6)   $(1,141)     $22,186
                    ==========   ====    =======       ====      ========      =====      =====    =======      =======

         See accompanying notes to consolidated financial statements.

                       SYNTELLECT INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                     1997      1996      1995
                                                   --------  --------  --------
Cash flows from operating activities:
 Net income (loss)...............................  $    141  $ (2,780) $(16,258)
                                                   --------  --------  --------
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Gain on sale of patent portfolio..............    (7,860)
   Depreciation and amortization.................     3,908     3,229     3,079
   Fixed asset write-down........................     1,303       --      1,700
   Provision for doubtful accounts...............       493       480     1,113
   Provision for inventory obsolescence..........        30        36     5,213
   Stock option compensation expense.............        19        39       419
   Decrease in receivables.......................     1,908     1,235     4,427
   (Increase) decrease in inventories............     1,462       799    (1,578)
   Increase (decrease) in accounts payable.......       858    (2,355)    1,237
   Increase (decrease) in accrued liabilities....      (858)   (1,065)    2,078
   Change in other assets and liabilities........       691     1,997     1,578
                                                   --------  --------  --------
    Total adjustments............................     1,954     4,395    19,266
                                                   --------  --------  --------
   Net cash provided by operating activities.....     2,095     1,615     3,008
                                                   --------  --------  --------
Cash flows from investing activities:
 Purchase of marketable securities...............   (23,851)  (11,825)   (1,939)
 Sales of marketable securities..................       --        851       190
 Maturities of marketable securities.............    16,894    13,934     1,776
 Purchase of property and equipment..............    (2,717)   (4,741)   (3,479)
 Proceeds from sale of patent portfolio..........     5,000       --        --
 Proceeds from disposition of SNS subsidiary.....       300        30       --
 Proceeds from other sales.......................       --        110        20
                                                   --------  --------  --------
   Net cash used in investing activities.........    (4,374)   (1,641)   (3,432)
                                                   --------  --------  --------
Cash flows from financing activities:
 Proceeds from sale of common stock..............       183       300       342
 Payments on note payable to bank................       --        --       (200)
 Principal payments on long-term debt............      (363)     (747)     (502)
                                                   --------  --------  --------
   Net cash used in financing activities.........      (180)     (447)     (360)
Effect of exchange rates on cash.................      (179)      276       (12)
                                                   --------  --------  --------
Net decrease in cash and cash equivalents........    (2,638)     (197)     (796)
Cash and cash equivalents at beginning of year...     4,928     5,125     5,921
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $  2,290  $  4,928  $  5,125
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
   Cash paid for interest........................  $     97  $     33  $    166
                                                   ========  ========  ========
   Cash paid for income taxes....................  $      5  $    276  $    152
                                                   ========  ========  ========

NONCASH INVESTING AND FINANCING ACTIVITIES:

  The Company received a $5 million promissory note for the sale of the patent portfolio which is payable in 20 equal quarterly installments of $250,000 on the last day of each quarter beginning March 31, 1998 and matures on December 31, 2002. This note bears no interest and consequently was discounted upon receipt at a present value of $4 million.

  The Company entered into capital lease obligations of $559,000 during 1997 for furniture for the new Phoenix, Arizona facility and $342,000 during 1996 for a telephone system.

                       SYNTELLECT INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995

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

  The consolidated financial statements include the accounts of Syntellect Inc. and its wholly-owned subsidiaries ("Syntellect" or the "Company"). The consolidated financial statements also include the accounts of Syntellect Network Systems, Inc. through March 31, 1996 (See Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

 Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Revenue Recognition

  Syntellect recognizes revenue from sales of systems and services after a contract has been signed, custom system specifications, where applicable, have been defined and agreed upon, and the system has been shipped or services rendered. Revenue from maintenance contracts is deferred and recognized ratably over the terms of the agreements.

 Cash Equivalents

  Cash equivalents consist of money market accounts and overnight deposits with original maturities of three months or less.

 Marketable Securities

  Marketable securities (see Note 4) are classified as available-for-sale and are available to support current operations. These securities are stated at estimated fair value based on market quotes with any net unrealized holding gain or loss included in the consolidated financial statements as a component of shareholders' equity until realized.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is primarily determined using the weighted average method.

 Property and Equipment

  Property and equipment are stated at cost. Equipment held under capital leases is stated at the lower of the present value of minimum lease payments or fair value at the inception of the lease. Property and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to five years. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  The Company accounts for impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Warranty Expense

  Syntellect generally provides customers with product warranties for periods ranging from three months to one year after shipment. The Company has provided a reserve for estimated warranty expense.

 Product Development

  Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86. Because Syntellect believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

 Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Foreign Currency Translation

  Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for the revenues and expenses reported in each fiscal period. Foreign currency translation adjustments are recorded as a separate component of shareholders' equity.

 Earnings Per Share

  In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which presents standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted with diluted and requires restatement of previously disclosed EPS for all periods. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

 Stock-Based Compensation

  Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

related interpretations ("APB No. 25"). As such, compensation expense would be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS. No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma disclosure of net income (loss) and net income (loss) per common share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosures under the provisions of SFAS No. 123 (see Note 10).

 Reclassifications

  Certain 1996 and 1995 consolidated financial statement balances have been reclassified to conform to the 1997 presentation.

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

  The consolidated financial statements herein have been restated to include the accounts of Pinnacle for 1996 and 1995.

(3) Disposition of Syntellect Network Systems Inc. Subsidiary and Patent
Portfolio

  In April 1996, the Company sold its Syntellect Network Systems Inc. subsidiary ("SNS") under a stock purchase agreement with an unrelated third party. Under the agreement, the Company sold all of the issued and outstanding shares of SNS common stock for $720,000. The Company received $30,000 of the sales price in cash at closing with the remaining $690,000 to be received in 23 monthly installments of $30,000, without interest, beginning May 1996. The Company is recognizing the gain on this transaction on a cash collected basis.

  In October 1997, the Company sold its patent portfolio to a third party for $10 million. The Company received cash of $5 million paid at closing and a $5 million promissory note payable in 20 equal quarterly installments of $250,000, maturing on December 31, 2002. This note bears no interest and consequently has a present value of approximately $4 million based on the Company's incremental borrowing rate of 8.5%. As additional consideration under the agreement, the Company has retained certain economic rights, including the right to pursue certain litigation against third parties. As a result of this transaction, the Company reported a gain on the patent portfolio sale of $7.9 million.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


(4) Marketable Securities

  The Company has classified all marketable securities as available-for-sale at December 31, 1997 and 1996. The amortized cost, gross unrealized holding gains and losses and fair value of the available-for-sale securities by major security type are as follows:

                                                     (IN THOUSANDS)
                                                     GROSS      GROSS
                                                   UNREALIZED UNREALIZED
                                         AMORTIZED  HOLDING    HOLDING    FAIR
                                           COST      GAINS      LOSSES   VALUE
                                         --------- ---------- ---------- ------
  As of December 31, 1997
  -----------------------
Mortgage-backed securities..............  $7,188       --        $(4)    $7,184
U.S. Treasury securities: restricted....   1,051       --         (2)     1,049
                                          ------      ----       ---     ------
                                          $8,239      $--        $(6)    $8,233
                                          ======      ====       ===     ======
  As of December 31, 1996
  -----------------------
Mortgage-backed securities..............  $1,282      $--        $(7)    $1,275
                                          ======      ====       ===     ======

  All marketable securities held at December 31, 1997 have contractual maturities of one year or less. Gross realized gains from sales of securities classified as available-for-sale for the year ended December 31, 1996 was $851,000, and no gains were realized in 1997. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

(5) Inventories

  Inventories consist of the following:

                                                                      (IN
                                                                  THOUSANDS)
                                                                  1997    1996
                                                                 ------  ------
       Finished goods........................................... $  913  $3,085
       Purchased components.....................................  2,742   2,797
       Repair, warranty and maintenance inventories.............  2,346   2,348
                                                                 ------  ------
                                                                  6,001   8,230
       Less allowance for obsolescence.......................... (3,408) (4,145)
                                                                 ------  ------
                                                                 $2,593  $4,085
                                                                 ======  ======

(6) Property and Equipment

  Property and equipment consist of the following:

                                                                (IN THOUSANDS)
                                                                 1997    1996
                                                                ------  -------
       Furniture, fixtures and computer equipment.............. $7,074  $19,256
       Service bureau equipment................................  4,671    4,242
       Leasehold improvements..................................    394      994
                                                                ------  -------
                                                                12,139   24,492
       Less accumulated depreciation and amortization.......... (6,326) (16,816)
                                                                ------  -------
                                                                $5,813  $ 7,676
                                                                ======  =======

  During 1997, the Company wrote off all fully depreciated property and equipment.

  In 1997, the Company assessed its long-lived assets in accordance with SFAS No. 121 and recorded a write-down of $1.3 million. This charge represents the amount by which the carrying amount of the assets exceeded

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

the fair value of the assets. Fair value was determined based on the future net cash flows expected to be generated by the assets.

(7) Credit Facilities and Lease Commitments

  Credit facilities:

  In July 1996, the Company negotiated a new $2.0 million revolving credit agreement with a commercial bank to replace its prior credit facilities. The new line of credit was collateralized by accounts receivable and accrued interest at the prime rate. There were no amounts outstanding on this line of credit at December 31, 1997 or 1996, however, the Company used $1.1 million of the available credit line at December 31, 1996 to secure a letter of credit to be used as a security deposit on the Company's new facility in Phoenix, Arizona. On November 7, 1997, the Board of Directors approved the termination of this line of credit. The $1.1 million letter of credit is now secured by a U.S. Treasury security held in the Company's available-for-sale portfolio and accordingly this marketable security is restricted as to the disposal by such letter of credit agreement.

  Capital leases consist of the following:

                                                                     (IN
                                                                 THOUSANDS)
                                                                 1997   1996
                                                                 -----  -----
       Capital lease obligations with interest ranging from
        9.43% to 10%, collateralized by equipment............... $ 713  $ 517
       Less current portion.....................................  (183)  (288)
                                                                 -----  -----
                                                                 $ 530  $ 229
                                                                 =====  =====

  Equipment held under capital lease is included in property and equipment as follows:

                                                                   1997   1996
                                                                   ----  ------
       Furniture, fixtures and computer equipment................. $900  $1,285
       Less accumulated amortization.............................. (214)  ( 828)
                                                                   ----  ------
                                                                   $686  $  457
                                                                   ====  ======

  The Company leases office facilities and various equipment under noncancellable operating leases that expire at various dates through 2007. In June 1996, the Company entered into a ten year lease for a new 70,564 square foot office facility in Phoenix. The lease commenced in April 1997 at an initial monthly rate of $61,000. Rental expense under operating leases was $1.6 million in 1997, $1.4 million in 1996 and $961,000 in 1995. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments at December 31, 1997 are as follows:

                                                         (IN THOUSANDS)
YEAR                                             CAPITAL LEASES OPERATING LEASES
----                                             -------------- ----------------
1998                                                  $246           $1,446
1999                                                   246            1,376
2000                                                   195            1,334
2001                                                   142            1,079
2002                                                    24              733
Thereafter......................................       --             3,418
                                                      ----           ------
Total minimum lease payments....................       853           $9,386
                                                      ====           ======
Less amounts representing interest..............      (140)
                                                      ----
Net minimum lease payments......................      $713
                                                      ====

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


(8) Litigation

  Syntellect is involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

  In January 1991, Pinnacle acquired substantially all the assets of Telecorp in a business combination accounted for using the purchase method of accounting. As part of the acquisition, Pinnacle issued two subordinated promissory notes aggregating $1.4 million to the former owners in exchange for consulting and noncompetition agreements that extended through December 31, 1995. These agreements required Pinnacle to pay annual performance payments during the noncompete period based on a percentage of its revenues (as defined in the agreements). The former owners filed a claim against Pinnacle in November 1995 regarding the calculation of the performance payments and seeking in excess of $800,000 in additional payments. Pinnacle recorded a charge to operations during 1995 in the amount of $600,000 as an estimate of the potential liability that could be incurred in connection with this matter. Syntellect settled the litigation in November 1996 for an amount within the accrual that has been established.

(9) Accrued Liabilities

  Accrued liabilities consist of the following:

                                                                       (IN
                                                                   THOUSANDS)
                                                                    1997   1996
                                                                  ------ ------
       Accrued compensation and benefits........................  $2,427 $2,982
       Accrued legal and accounting.............................     425    381
       Accrued royalties........................................     494    791
       Other accrued liabilities................................   2,125  2,175
                                                                  ------ ------
                                                                  $5,471 $6,329
                                                                  ====== ======

(10) Shareholders' Equity

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

  Syntellect adopted a long-term incentive plan effective February 1, 1995, as amended, that provides for the issuance of up to 750,000 shares of common stock to employees, consultants and advisors under incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock, dividend equivalents and other stock-based awards. Incentive and non-qualified stock options may be granted at a price not less than the fair market value of the common stock at the date of grant, generally become exercisable over a 50 month period commencing at the date of grant, and expire in six years. In no case shall the term of any option issued under this plan exceed ten years from the date of grant. The plan terminates in February 2005. On May 20, 1997, the number of shares authorized for issuance under the plan increased from 750,000 to 1,500,000.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


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

  Syntellect adopted a non-employee director stock plan in 1995 that provides for the issuance of up to 50,000 shares of common stock to eligible participants under non-qualified stock option grants. Under the plan, non-employee directors receive a one time grant to purchase 10,000 shares upon appointment to the Board of Directors and an annual grant to purchase 2,000 shares from June 1995 through June 1998. Options may be granted at a price not less than the fair market value at the date of grant, become exercisable over a 50 month period commencing at the date of grant, and expire in six years. The plan has no scheduled termination date. During 1997, the Company authorized an increase of 750,000 shares.

  In connection with the acquisition of Pinnacle, Syntellect assumed outstanding options for the purchase of 740,848 shares of common stock (see
Note 2). A portion of these options were granted to certain executive officers in connection with the negotiation of their employment agreements. These options, covering 565,702 shares, were granted fully vested and immediately exercisable. The Company recognized compensation expense of $394,000 in 1995 related to these options and credited the same to paid-in capital. The remaining options are accounted for as non-compensatory stock options, and generally become exercisable over a 48 month period commencing at the date of grant, and expire in 10 years. Unexercised options will be terminated and not available for future grants in the event an employee holding such options terminates his employment.

  At December 31, 1997, 830,665 options were exercisable under the above plans at prices ranging from $0.87 to $8.00. A summary of the combined stock option activity for all plans during the three-year period ended December 31, 1997 is as follows:

                                              OPTIONS OUTSTANDING
                                  ---------------------------------------------
                                                               WEIGHTED AVERAGE
                                  OPTIONS AVAILABLE             EXERCISE PRICE
                                      FOR GRANT      SHARES       PER SHARE
                                  ----------------- ---------  ----------------
Balance, January 1, 1995.........       15,889        791,511       $4.72
  Increase in reserved shares....      300,000            --          --
  Expiration of reserved shares..     (286,590)           --          --
  Granted........................     (402,000)       402,000        5.14
  Canceled.......................      381,301       (381,301)       4.32
  Exercised......................          --         (66,719)       4.82
                                      --------      ---------       -----
Balance, December 31, 1995.......      108,600        745,491       $5.24
  Assumption of Pinnacle options.          --         740,848        1.02
  Termination of Pinnacle op-
   tions.........................          --         (14,551)       1.48
  Increase in reserved shares....      500,000            --          --
  Expiration of reserved shares .     (277,551)           --          --
  Granted........................     (613,750)       613,750        4.69
  Canceled.......................      345,241       (345,241)       6.24
  Exercised......................          --         (49,533)       5.07
                                      --------      ---------       -----
Balance, December 31, 1996.......       62,540      1,690,764       $3.10
  Increase in reserved shares....      750,000
  Granted........................     (315,500)       315,500        3.04
  Canceled.......................      197,668       (197,668)       4.49
  Exercised......................          --         (13,338)       3.18
                                      --------      ---------       -----
Balance, December 31, 1997.......      694,708      1,795,258       $2.94
                                      ========      =========       =====

                                                           1997  1996  1995
                                                           ----- ----- ----- ---
Options exercisable at year-end (in thousands)...........    831   439   314
Weighted average fair value of options granted during the
 year....................................................  $3.04 $4.69 $5.14

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  Syntellect has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for Syntellect's 1997 and 1996 stock option grants been determined based on the fair value at the grant date, as prescribed by the provisions of SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would have been:

                                                    (IN THOUSANDS EXCEPT PER
                                                         SHARE AMOUNTS)
                                                     1997     1996      1995
                                                    -------  -------  --------
       Net income (loss)--as reported.............. $   141  $(2,780) $(16,258)
       Net loss--pro forma......................... $  (762) $(3,723) $(16,690)
       Net income (loss) per common share--as re-
        ported..................................... $  0.01  $ (0.21) $  (1.24)
       Net loss per common share--pro forma........ $ (0.06) $ (0.28) $  (1.27)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

       Expected dividend yield.....................       0%
       Expected stock price volatility.............      50%
       Risk-free interest rate.....................    5.63%
       Expected life of options.................... 3 years

  On February 5, 1998, the Board of Directors amended all option plans to extend the expiration date for all unexpired options from six years to ten years from the original grant date.

 Employee Stock Purchase Plan

  Syntellect has an employee stock purchase plan that provides for the purchase of up to 400,000 shares of common stock. Under the plan, eligible participants may purchase common stock semi-annually at the lower of 85% of the fair market value on either the first day or last day of the offering period, whichever is lower. During 1997, 31,627 and 53,268 shares were purchased at $2.13 and $1.54 per share, respectively. During 1996, 11,674 and 35,167 shares were purchased at $2.87 and $3.51 per share, respectively. At December 31, 1997, 23,494 shares of common stock were available for issuance under the plan. The number of shares will be increased by 400,000 pending approval by the shareholders on May 21, 1998.

(11) Employee Benefit Plans

  Syntellect maintained two 401(k) plans during 1996; one covering eligible employees of Syntellect (the "Syntellect 401(k) Plan") and one covering eligible employees of Pinnacle (the "Pinnacle 401(k) Plan"). Participants could contribute up to 15% and 6%, respectively of their total compensation under these plans. The Company provided matching contributions under the Pinnacle 401(k) Plan equal to 50% of employee contributions, up to a maximum of 2% of the employee's total compensation. The Company could also make discretionary contributions to either plan in amounts determined by the Board of Directors. Amounts contributed by the Company vest over a six year period. The Company made matching contributions to the Pinnacle 401(k) Plan of $91,000 in 1996 and $49,000 in 1995. There were no matching contributions to the Syntellect 401(k) Plan in 1996 or 1995.

  Effective January 1, 1997, Syntellect adopted a single 401(k) plan covering all eligible employees of the Company. Under the new plan, participants can contribute up to 15% of their total compensation. The Company will provide matching contributions equal to one third of employee contributions up to a maximum of 7% of the employee's total compensation. Syntellect made matching contributions to the 401(k) plan of $244,000 in 1997. The matching contribution is subject to annual review and adjustment by the Board of Directors. Additional discretionary contributions may also be made to the plan in amounts determined by the Board of Directors. Amounts contributed by the Company vest over a four year period.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


(12) Income Taxes

  The provision for income taxes includes income taxes currently payable (receivable) and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

  Income (loss) before income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                          (IN THOUSANDS)
                                                       1997   1996      1995
                                                       ----  -------  --------
U.S. operations....................................... $216  $(2,275) $(13,159)
International operations..............................  (96)    (505)   (2,965)
                                                       ----  -------  --------
                                                       $120  $(2,780) $(16,124)
                                                       ====  =======  ========

  The components of income tax expense (benefit) included in the Consolidated Statement of Operations are as follows:

                                                              (IN THOUSANDS)
                                                              1997  1996   1995
                                                              ----  -----  ----
Current income tax expense (benefit):
  Federal.................................................... $--   $(399) $544
  Foreign....................................................  (21)   --    --
  State......................................................  --     (69)   58
                                                              ----  -----  ----
                                                               (21)  (468)  602
                                                              ----  -----  ----
Deferred income tax expense (benefit):
  Federal....................................................  --     399  (430)
  Foreign....................................................  --     --    --
  State......................................................  --      69   (38)
                                                              ----  -----  ----
                                                               --     468  (468)
                                                              ----  -----  ----
    Total income tax expense (benefit)....................... $(21) $  --  $134
                                                              ====  =====  ====

  Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                           (IN THOUSANDS)
                                                        1997    1996    1995
                                                        -----  ------  -------
Computed "expected" income tax expense (benefit)....... $  41  $ (945) $(5,482)
Increase (decrease) in income tax expense resulting
 from:
  State income tax expense (benefit) net of federal in-
   come tax benefit....................................    18     (74)    (155)
  Increase in valuation allowance......................  (252)  1,028    4,892
  Other, net...........................................   172      (9)     879
                                                        -----  ------  -------
    Total income tax expense (benefit)................. $ (21) $  --   $   134
                                                        =====  ======  =======

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  The income tax effects of temporary differences that give rise to the Company's deferred income tax assets and liabilities are as follows:

                                                               (IN THOUSANDS)
                                                                1997     1996
                                                               -------  -------
Deferred income tax assets:
Net operating loss and tax credit carryforwards............... $11,886  $11,097
Warranty and inventory allowances.............................   1,518    1,537
Amortization..................................................     --       462
Accrued expenses..............................................     673    1,121
Allowance for doubtful accounts...............................     395      276
Property and equipment due to differences in depreciation.....     352      --
                                                               -------  -------
Gross deferred income tax assets..............................  14,824   14,493
                                                               -------  -------
Deferred income tax liabilities:
Property and equipment due to differences in depreciation.....     --      (782)
Deferred gain on installment sale of patent portfolio.........  (1,533)     --
Other.........................................................     --      (168)
                                                               -------  -------
Gross deferred income tax liabilities.........................  (1,533)    (950)
                                                               -------  -------
Less valuation allowance...................................... (13,291) (13,543)
                                                               -------  -------
Net deferred income tax asset................................. $   --   $   --
                                                               =======  =======

  The increase (decrease) in the net deferred income tax assets for the years ended December 31, 1997 and 1996 was $0 and $(468,000), respectively. The increase in the valuation allowance for the net deferred income tax asset for these years was $(252,000) and $1,028,000, respectively. Under SFAS No. 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the income tax benefits will be realized. Realization of income tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for realization of income tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations.

  As of December 31, 1997 the Company had a net operating loss, investment tax credit, alternative minimum tax credit, and research and development tax credit carryforwards of approximately $26.3 million, $15,000, $77,000, and $1.2 million, respectively, which expire at various dates through the year 2012.

(13) Business Segments, Geographic Data and Major Customers

  Syntellect develops, markets, and integrates voice and information processing systems and application software worldwide. The Company offers a diversified product line which includes both inbound voice processing and outbound dialer products, a worldwide distribution network, and a vertical market focus on the financial services, media, telecommunications and healthcare industries. The Company also provides an interactive transaction-based service bureau for those customers who prefer to outsource their voice processing applications. In addition to its primary office facilities in Atlanta and Phoenix, the Company also maintains seven sales offices in the United States and one in London.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


Net revenues, by geographic area, for the three-year period ended December 31, 1997 are as follows:

                                                             (IN THOUSANDS)
 Geographic Area                                          1997    1996    1995
 ---------------                                         ------- ------- -------
United States........................................... $36,836 $40,296 $39,047
International markets...................................  11,346  15,009  10,463
                                                         ------- ------- -------
                                                         $48,182 $55,305 $49,510
                                                         ======= ======= =======

  No single customer accounted for more than 10% of the Company's revenues in 1997, 1996 or 1995.

  The Company conducts business with a major media company who is also a significant shareholder of the Company. Revenues from this customer were $1 million, $1.3 million and $1.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company was due $247,000 and $163,000 in outstanding accounts receivable from the customer at December 31, 1997 and 1996, respectively.

(14) 1995 Special Charge

  Syntellect initiated a plan in December 1995 designed to improve its presence in the Interactive Voice Response ("IVR") market, regain market share, reduce expenses, focus management and the sales force on the VocalPoint IVR product line and return Syntellect to profitability. Syntellect incurred a special charge of $8.8 million during the quarter ended December 31, 1995 related to the implementation of this plan.

  The special charge included a $5 million increase in allowances for inventory obsolescence related to (i) proprietary product lines that are being discontinued ($2.4 million); (ii) an adjustment of the net realizable value of overstocked components for the Premier 030 and System 2000 product lines ($2.4 million); and (iii) a write-down of obsolete components from early versions of the VocalPoint IVR product line ($200,000).

  During the second half of 1994, Syntellect began building an infrastructure to further support the delivery of its whole product solutions and facilitate future growth opportunities. This anticipated growth did not materialize during 1995 and, accordingly, Syntellect began reducing its infrastructure expenses to a level which was more in line with projected revenue streams. As part of this plan, Syntellect initiated a reduction in force in late 1995 that affected all areas of the organization. Syntellect provided a special charge of $1.2 million during the quarter ended December 31, 1995 related to this reduction in force and in accordance with Syntellect's established severance benefit plan. Concurrent with the reduction in force, Syntellect began to consolidate most of its administrative, manufacturing and customer support functions, which currently reside in multiple locations. As a result, Syntellect incurred a special charge of $1.7 million during the quarter ended December 31, 1995 to write-down the value of software and equipment that was relocated or disposed of.

  Syntellect also incurred a special charge of $700,000 during the quarter ended December 31, 1995, to increase the allowance for doubtful accounts for specific receivables identified in connection with the Company's review of its maintenance revenue database and to provide specific reserves for potential contractual penalties relating to European customers.

  A summary of the major elements of the 1995 special charge of $8.8 million, or $(0.67) per share, is as follows:

                                                                 (IN THOUSANDS)
     Allowance for inventory obsolescence.......................     $5,000
     Write-down of software and equipment to be relocated or
      disposed of...............................................      1,700
     Employee severance for planned reduction in force..........      1,200
     Accounts receivable allowance..............................        700
     Other......................................................        200
                                                                     ------
                                                                     $8,800
                                                                     ======

                       SYNTELLECT INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  The allowances for accounts receivable and inventory obsolescence were utilized during 1996 to write-off specifically identified receivable balances and inventory disposed of during the year. The software and equipment charge was utilized during 1996 to write-down the value of specified assets that were relocated, lost or disposed of. The Company made $309,000 and $741,000 in severance payments to terminated employees during 1997 and 1996, respectively, in connection with its reduction in force.

(15) Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that Syntellect disclose estimated fair values for its financial instruments. The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The fair value of marketable securities classified as available-for-sale is based on quoted market prices at the reporting date for those or similar investments. The fair value of notes receivables is based on the present value of the note, discounted at 8.5% which can be currently earned on similar instruments. The carrying amount of receivables, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year-end. The fair value of long-term debt, which is comprised of capital lease obligations, is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.

(16) Supplemental Financial Information

  A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1997, 1996 and 1995 follows:

                                                  (IN THOUSANDS)
                                                  CHARGED
                                       BALANCE AT   TO               BALANCE
                                       BEGINNING   COSTS             AT END
                                        OF YEAR     AND   DEDUCTIONS OF YEAR
                                       ---------- ------- ---------- -------
Allowance for doubtful accounts:
  1997                                   $1,233   $  493   $  (527)  $1,199
  1996                                    1,528      480      (775)   1,233
  1995                                      668    1,113      (253)   1,528
Allowance for inventory obsolescence:
  1997                                   $4,145   $   30   $  (767)  $3,408
  1996                                    9.025       36    (4,916)   4,145
  1995                                    4,616    5,213      (804)   9,025

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding continuing directors and nominees of Syntellect is set forth under the caption "Information Concerning Directors and Nominees" in the Registrant's Proxy Statement relating to its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") incorporated by reference into this Form 10-K, which will be filed with the Securities and Exchange Commission. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the 1998 Proxy Statement is not being filed as a part hereof. Information concerning executive officers of the Registrant is set forth in Part I of this Form 10-K.

ITEM 11--EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated herein by reference to the information furnished under the caption "Executive Compensation" in the 1998 Proxy Statement, provided, however, that the "Board Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the 1998 Proxy Statement are not incorporated by reference herein.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management of Syntellect is incorporated herein by reference to the information furnished under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

  The following consolidated financial statements of Syntellect Inc. and Subsidiaries are filed as part of this report on Form 10-K:

                                                                       PAGE OR
                                                                       METHOD
                                                                         OF
                                                                       FILING
                                                                       -------
Independent Auditors' Report--KPMG Peat Marwick LLP                    Page 20
Independent Auditors' Report--Deloitte & Touche LLP                    Page 21
Consolidated Balance Sheets--December 31, 1997 and 1996                Page 22
Consolidated Statements of Operations--Years ended December 31, 1997,
 1996 and 1995                                                         Page 23
Consolidated Statements of Shareholders' Equity--Years ended December
 31, 1997, 1996 and 1995                                               Page 24
Consolidated Statements of Cash Flows--Years ended December 31, 1997,
 1996 and 1995                                                         Page 25
Notes to Consolidated Financial Statements                             Page 26

   2. CONSOLIDATED SUPPLEMENTAL SCHEDULES

  All schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

  (B) EXHIBITS.

EXHIBIT
  NO.                   DESCRIPTION                       PAGE OR METHOD OF FILING
-------  ----------------------------------------  --------------------------------------
 2       Agreement and Plan of Reorganization as   Incorporated by reference to Exhibit
         of December 6, 1995, between Syntellect   No. 2 to Syntellect's Registration
         Inc., Syntellect Acquisition Co., and     Statement on Form S-4 dated February
         Pinnacle Investment Associates Inc.       9, 1996 (the "S-4")
 3.1(a)  Restated Certificate of Incorporation of  Incorporated by reference to Exhibit
         Registrant                                No. 3-A to Syntellect's Registration
                                                   Statement on Form S-1 dated February
                                                   23, 1995 (the "S-1")
 3.1(b)  Certificate of Amendment to Restated      Incorporated by reference to Exhibit
         Certificate of Incorporation of           No. 3.1(b) to Syntellect's S-4
         Registrant, filed with the Delaware
         Secretary of State on May 18, 1993
 3.1(c)  Certificate of Amendment to Restated      Incorporated by reference to Exhibit
         Certificate of Incorporation of           3.1(c) to Syntellect's 1995 Form 10-K
         Registrant filed with the Delaware
         Secretary of State on March 14, 1996
 3.2     Amended and Restated Bylaws of            Incorporated by reference to Exhibit
         Registrant                                No. 3-B to Syntellect's S-1
 4       Specimen Certificate representing Common  Incorporated by reference to Exhibit
         Stock                                     No. 4 to Amendment No. 1 of
                                                   Syntellect's S-1
10.1     Restated Stock Option Plan, as amended    Incorporated by reference to Exhibit
         through May 23, 1995                      10.1 to Syntellect's 1995 Form 10-K
10.2     Employee Stock Purchase Plan              Incorporated by reference to Exhibit
                                                   No. 10-B to Amendment No. 1 of
                                                   Syntellect's S-1
10.3     Long-Term Incentive Plan, as amended      Incorporated by reference to Exhibit
         August 8, 1996                            10.4 to Syntellect's 1996 Form 10-K
10.4     1997 Management Incentive Plan            Page
10.5     Nonemployee Director Stock Plan           Incorporated by reference to Exhibit B
                                                   to Syntellect's Proxy Statement for
                                                   the 1995 Annual Meeting of
                                                   Stockholders
10.6(c)  Lease Agreement dated June 28, 1996,      Incorporated by reference to Exhibit
         together with first amendment to lease    10.6(c) to Syntellect's 1996 on Form
         dated October 6, 1996, between Opus       10-K
         Southwest Corporation and Syntellect for
         an office facility in Phoenix, Arizona

EXHIBIT
  NO.                   DESCRIPTION                       PAGE OR METHOD OF FILING
-------  ----------------------------------------  --------------------------------------
10.7     Form of Indemnification Agreement         Incorporated by reference to Exhibit
         between Syntellect and its directors and  No. 10-L to Syntellect's S-1 officers
10.8(a)  Agreement for Licensing of IBM Software   Incorporated reference to Exhibit 10-I
         Technology dated February 3, 1993         of Syntellect's 1992 Form 10-K
         between Syntellect and IBM
10.8(b)  Amendment Number One (1) to Agreement     Incorporated by reference to Exhibit
         for the Licensing of IBM Technology,      No. 10.8(b) to Syntellect's S-4
         Agreement Number JWQ9308, dated March
         25, 1993
10.8(c)  Amendment Number Two (2) to Agreement     Incorporated by reference to Exhibit
         for the Licensing of IBM Technology,      No. 10.8(c) to Syntellect's S-4
         Agreement Number JWQ9308, dated June 8,
         1993
10.8(d)  Amendment Number Three (3) to Agreement   Incorporated by reference to Exhibit
         for the Licensing of IBM Technology,      No. 10.8(d) to Syntellect's S-4
         Agreement Number JWQ9308, dated December
         16, 1993
10.8(e)  Amendment Number Four (4) to Agreement    Incorporated by reference to Exhibit
         for the Licensing of IBM Technology,      No. 10.8(e) to Syntellect's S-4
         Agreement Number JWQ9308, dated October
         4, 1994
10.8(f)  Amendment Number Five (5) to Agreement    Incorporated by reference to Exhibit
         for the licensing of IBM Technology,      10.8(f) to Syntellect's 1996 on Form
         Agreement Number JWQ9308, dated February  10-K
         13, 1995
10.8(g)  Amendment Number Six (6) to Agreement     Incorporated by reference to Exhibit
         for the Licensing of IBM Technology,      10.8(g) to Syntellect's 1996 Form 10-K
         Agreement number JWQ9308, dated June 6,
         1995
10.8(h)  Amendment Number Seven (7) to Agreement   Incorporated by reference to Exhibit
         for the Licensing of IBM Technology,      10.8(h) to Syntellect's 1996 Form 10-K
         Agreement Number JWQ9308, dated
         September 9, 1996
10.8(i)  Amendment Number Eight (8) to Agreement   Incorporated by reference to Exhibit
         for Licensing of IBM Technology,          10.8(i) to Syntellect's 1996 Form 10-K
         Agreement Number JWQ9308, dated March
         11, 1997
10.9     Asset Purchase Agreement dated February   Incorporated by reference to Exhibit
         21, 1995 between Syntellect Technology    10-K of Syntellect's 1994 Form 10-K
         Corp. (formerly known as Dytel Inc.) and
         Dytel Incorporated
10.10    Form of Affiliate Agreement between       Incorporated by reference to Exhibit
         Syntellect Inc. and affiliates of         No.10.10 to Syntellect's S-4
         Pinnacle Investment Associates Inc.
10.11    Employment Agreement between J. Lawrence  Incorporated by reference to Exhibit
         Bradner and Syntellect Inc. dated March   No. 10.11 to Syntellect's S-4
         14, 1996
10.12    Separation Agreement between Steve        Page
         Nussrallah and Syntellect Inc. dated
         February 20, 1998
10.13    Form of Registration Rights Agreement     Incorporated by reference to Exhibit
                                                   10.13 to Syntellect's S-4

EXHIBIT
  NO.                   DESCRIPTION                       PAGE OR METHOD OF FILING
-------  ----------------------------------------  --------------------------------------
10.14    Stock Purchase Agreement, dated April 1,  Incorporated by reference to Exhibit
         1996, between Syntellect Inc. and Atlas   10.14 to Syntellect's quarterly report
         Telecom, Inc.                             on Form 10-Q, dated May 13, 1996.
21       Subsidiaries of Registrant                Page
23       Independent Auditors' Consents            Page
27.1     Financial Data Schedule--1997             Page
27.2     Financial Data Schedule--1996             Page
27.3     Financial Data Schedule--1995             Page

  (C) REPORTS ON FORM 8-K.

  A Current Report on Form 8-K/A was filed on November 12, 1997.

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Syntellect has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYNTELLECT INC.

                                By: /s/ Neal L. Miller
                                    ---------------
                                    Neal L. Miller
                                    Vice President,
                                    Chief Financial Officer,
                                    Secretary and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities of the dated indicated.

         NAME AND SIGNATURE                      TITLE                DATE:

      /s/ J. Lawrence Bradner          Chairman of the Board,      March 20,
-------------------------------------  Chief Executive Officer     1998
         J. LAWRENCE BRADNER           (Principal Executive
                                       Officer)

        /s/ Neal L. Miller             Vice President, Chief       March 20,
-------------------------------------  Financial Officer,          1998
           NEAL L. MILLER              Secretary & Treasurer
                                       (Principal Financial
                                       Officer)

       /s/ Peter W. Pamplin            Vice President,             March 20,
-------------------------------------  Controller (Principal       1998
          PETER W. PAMPLIN             Accounting Officer)

      /s/ Jack R. Kelly, Jr.           Director                    March 20,
-------------------------------------                              1998
         JACK R. KELLY, JR.

       /s/ William P. Conlin           Director                    March 20,
-------------------------------------                              1998
          WILLIAM P. CONLIN

       /s/ Michael R. Bruce            Director                    March 20,
-------------------------------------                              1998
          MICHAEL R. BRUCE