Form 10-Q
period 1998-03-31
SYNTELLECT INC
filed 1998-05-15
CIK 758830

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
  [X]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

  [_]
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER: 0-18323

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  13,581,073 shares of common stock, $.01 par value per share, were outstanding on May 14, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        SYNTELLECT INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Unaudited Condensed Consolidated Balance Sheets--March 31, 1998 and
   December 31, 1997......................................................   3
  Unaudited Condensed Consolidated Statements of Operations--Three Months
   Ended March 31, 1998 and March 31, 1997................................   4
  Unaudited Condensed Consolidated Statements of Cash Flows--Three Months
   Ended March 31, 1998 and March 31, 1997................................   5
  Notes to Condensed Consolidated Financial Statements....................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   8
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K..................................  10
SIGNATURES................................................................  11
EXHIBITS
  Exhibit 27.1--Financial Data Schedule--1998.............................  12
  Exhibit 27.2--Financial Data Schedule--1997.............................  13

                        SYNTELLECT INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                         ---------  ------------
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $  3,950     $  2,290
  Marketable securities ($1.1 million restricted).......    5,770        8,233
  Trade receivables, net of allowance for doubtful
   accounts of $912 and $1,199, respectively............   10,949       10,894
  Notes receivables--current portion....................      872          856
  Inventories...........................................    2,837        2,593
  Prepaid expenses......................................    1,023          714
                                                         --------     --------
    Total current assets................................   25,401       25,580
Property and equipment, net.............................    5,657        5,813
Notes receivable--noncurrent portion....................    3,182        3,361
Other assets............................................       99           54
                                                         --------     --------
                                                         $ 34,339     $ 34,808
                                                         ========     ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $  2,749     $  2,160
  Accrued liabilities...................................    4,944        5,471
  Customer deposits.....................................    1,681        1,081
  Deferred revenue......................................    3,448        3,197
  Capital lease obligations--current portion............      188          183
                                                         --------     --------
    Total current liabilities...........................   13,010       12,092
Capital lease obligations--noncurrent portion...........      481          530
                                                         --------     --------
    Total liabilities...................................   13,491       12,622
                                                         --------     --------
Shareholders' equity:
  Preferred stock, $.01 par value per share. Authorized
   2,500,000 shares; no shares issued or outstanding....      --           --
  Common stock, $.01 par value per share. Authorized
   25,000,000 shares; issued and outstanding, 13,581,073
   and 13,576,761, respectively.........................      136          136
  Additional paid-in capital............................   60,743       60,727
  Deferred compensation.................................      (33)         (33)
  Accumulated deficit...................................  (38,879)     (37,454)
  Accumulated other comprehensive income................       22          (49)
                                                         --------     --------
                                                           21,989       23,327
  Treasury stock, at cost, 175,732 shares...............   (1,141)      (1,141)
                                                         --------     --------
    Total shareholder's equity..........................   20,848       22,186
                                                         --------     --------
                                                         $ 34,339     $ 34,808
                                                         ========     ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Net revenues:
  System sales........................................... $   4,300  $   8,726
  Service bureau.........................................     2,220      2,564
  Maintenance and other services.........................     4,541      3,581
                                                          ---------  ---------
    Total net revenues...................................    11,061     14,871
Cost of revenues:
  System sales...........................................     2,867      4,531
  Service bureau.........................................     1,371      1,683
  Maintenance and other services.........................     1,158      1,011
                                                          ---------  ---------
    Total cost of revenues...............................     5,396      7,225
                                                          ---------  ---------
    Gross margin.........................................     5,665      7,646
Operating expenses:
  Selling, marketing and administrative..................     5,156      5,183
  Research and development...............................     1,449      1,458
  Depreciation and amortization..........................       677        950
                                                          ---------  ---------
    Total operating expenses.............................     7,282      7,591
                                                          ---------  ---------
Operating income (loss)..................................    (1,617)        55
Other income (expense)
  Interest income........................................       196         73
  Other..................................................        (4)       (18)
                                                          ---------  ---------
    Total other income...................................       192         55
                                                          ---------  ---------
Income (loss) before income taxes........................    (1,425)       110
  Income taxes...........................................       --           4
                                                          ---------  ---------
  Net income (loss)...................................... $  (1,425) $     106
                                                          =========  =========
Net income (loss) per common share--basic................ $    (.10) $     .01
                                                          =========  =========
Net income (loss) per common share--diluted.............. $    (.10) $     .01
                                                          =========  =========
Weighted average shares--basic...........................    13,579     13,485
                                                          =========  =========
Weighted average shares--diluted.........................    13,579     14,042
                                                          =========  =========
Other comprehensive income, net of tax:
  Foreign currency translation adjustment................        65       (223)
  Unrealized (loss) on marketable securities.............         6          3
                                                          ---------  ---------
Other comprehensive income (loss)........................        71       (220)
                                                          ---------  ---------
Comprehensive income (loss).............................. $  (1,354) $    (114)
                                                          =========  =========


      See accompanying notes to unaudited condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Cash flows from operating activities:
  Net income (loss)...................................... $  (1,425) $     106
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization........................       677        950
    Provision for doubtful accounts......................        81         80
    Provision for inventory obsolescence.................       --          10
    Stock option compensation expense....................       --           9
    (Increase) in receivables............................      (136)      (792)
    (Increase) decrease in inventories...................      (244)       538
    Increase in accounts payable.........................       589        469
    (Decrease) in accrued liabilities....................      (527)      (587)
    Change in other assets and liabilities...............       411         95
                                                          ---------  ---------
      Net cash provided (used) by operating activities...      (574)       878
                                                          ---------  ---------
Cash flows from investing activities:
  Purchase of marketable securities......................    (3,196)    (5,030)
  Maturities of marketable securities....................     5,665      3,160
  Proceeds from notes receivable.........................       250
  Purchase of property and equipment.....................      (521)      (927)
                                                          ---------  ---------
      Net cash provided (used) in investing activities...     2,198     (2,797)
                                                          ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................        16         10
  Principal payments on long-term debt...................       (45)      (148)
                                                          ---------  ---------
      Net cash used in financing activities..............       (29)      (138)
                                                          ---------  ---------
Effect of exchange rates on cash.........................        65       (223)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....     1,660     (2,280)
Cash and cash equivalents at beginning of period.........     2,290      4,928
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $   3,950  $   2,648
                                                          =========  =========
Supplemental disclosure of cash flow information:
  Cash paid for interest................................. $      14  $      33
                                                          =========  =========
  Cash paid for income taxes............................. $     --   $      20
                                                          =========  =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                       SYNTELLECT INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

  The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

 REVENUE RECOGNITION

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. On January 1, 1998, the Company adopted SOP 97-2 which is effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement did not have a material impact on the Company's unaudited consolidated financial statements for the period ended March 31, 1998.

 COMPREHENSIVE INCOME

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. On January 1, 1998, the Company adopted SFAS No. 130 which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes all changes in equity during a period except those resulting in investments by owners and distribution to owners.

 OTHER

  The Company continues to evaluate the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which was issued in June, 1997. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 but does not apply to interim financial statements in the initial year of application.

(2) INVENTORIES

  Inventories consist of the following:

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------- ------------
   Finished goods........................................  $ 1,018    $   913
   Purchased components..................................    3,058      2,742
   Repair, warranty and maintenance inventory............    2,256      2,346
                                                           -------    -------
                                                             6,332      6,001
   Less allowances for obsolescence......................   (3,495)    (3,408)
                                                           -------    -------
                                                           $ 2,837    $ 2,593
                                                           =======    =======

(3) YEAR 2000 COMPLIANCE

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

NET REVENUES

  Net revenues for the quarter ended March 31, 1998 were $11.0 million, a decrease of 26% from the $14.9 million reported for the first quarter of 1997. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICES REVENUES, which represented 39%, 20% and 41% of net revenues, respectively, for the quarter ended March 31, 1998, and 59%, 17%, and 24% of net revenues, respectively, for the comparable prior year period.

  SYSTEM SALES for the period ended March 31, 1998 were $4.3 million, a decrease of approximately $4.4 million, or 51%, over the $8.7 million reported for the same prior year period. Core product sales include the Company's primary inbound product line, VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; an outbound system, the VocalPoint Predictive Dialer; VocalPoint Interactive Services, providing computer telephony integration ("CTI") functionality; and Interactive Web Response ("IWR"). Non-core products include the Premier and Premier 030 proprietary IVR systems and the VocalPoint ARU (Audio Response Unit) for the cable television industry.

  The decrease in SYSTEM SALES was related to several factors. First, as a result of the Company's changes in product strategy introduced in 1997, both product sales and delivery cycles for the Company's core products have been longer than past experience while recent growth in the order rates and the Company's backlog have not yet resulted in increased revenues. Second, the Company continues to show a decline in non-core product revenue which began two years ago. In the current quarter, non-core revenues declined $2 million to $700,000 from the prior year quarter.

  SERVICE BUREAU REVENUES decreased by $344,000, or 13%, quarter-over-quarter. The cable TV industry has been experiencing a decline in consumer purchases of pay-per-view events which results in lower than historical transaction processing fees by the Company. In addition, in the prior year quarter, the Company processed a one-time campaign for a large customer that generated approximately $300,000 in revenue.

  MAINTENANCE AND OTHER SERVICES REVENUES increased by $960,000 between the comparable quarters. The maintenance component remained stable quarter-over-quarter. Revenues from patents and other services increased $999,000, or 170%, as compared to the same prior year period. During the quarter, the Company settled one of the patent suits for which it retained economic rights after the sale of the patent portfolio in October 1997. Revenue recognized on this transaction was $1 million in the quarter ended March 31, 1998. The Company expects, based on the terms of the settlement, to recognize an additional $1.75 million in revenues on this transaction during the remainder of 1998.

  INTERNATIONAL REVENUES for the first quarter of 1998 were $2.1 million, or 19% of total revenues, compared to $4.0 million, or 27% of total revenues, for the first quarter of 1997. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations. Specifically, the period ended March 31, 1997 included significant revenues from large customer orders received late in 1996.

GROSS MARGIN

  The gross margin percentage for the quarter ended March 31, 1998 remained stable at 51% of net revenues as compared to the prior year quarter. Gross margins for system sales decreased to 33% from 48% between comparable quarters primarily as a result of decreased system revenues and the proportion of fixed costs in cost of sales. Gross margins for the service bureau increased from 34% to 38% between the comparable quarters as a result of the mix of business and lower variable costs. Gross margins on maintenance and other services increased to 75% from 72% between the comparable quarters. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the first quarter of 1998 are not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

  Operating expenses for the first quarter of 1998 were $7.3 million, a decrease of $309,000, or 4%, from the prior year quarter of $7.6 million. This decrease is primarily due to the fixed asset write-down of $1.3 million in 1997 causing depreciation and amortization expense to decrease $273,000, or 29% , quarter-over-quarter. Selling, marketing and administrative expenses and research and development costs were stable as compared to the prior year quarter of $5.2 million and $1.4 million, respectively.

NET INCOME (LOSS)

  Syntellect reported a net loss of $1.4 million, or $(.10) per share, for the first quarter of 1998, compared to a net income of $106,000, or $.01 per share, for the prior year quarter. The decline was caused by the decrease in revenues while fixed costs remained stable as compared to the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

  Syntellect had working capital of $12.4 million at March 31, 1998, as compared with $13.5 million at December 31, 1997. The current ratio was 2.0:1 and 2.1:1, respectively. Cash, cash equivalents and marketable securities at the end of the first quarter totaled $9.7 million as compared with $10.5 million at year end. Syntellect used $574,000 in cash flows for operating activities during the first three months of 1998 and received $16,000 in proceeds from the issuance of common stock. Cash used during the three month period consisted of $521,000 in capital expenditures and $45,000 in principal payments on long-term debt. Receivables, net of reserves, were $10.9 million at March 31, 1998 and at December 31, 1997. Inventories increased $244,000 since December 31, 1997 in preparation of orders to be delivered early in the second quarter of 1998.

  Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities, will be sufficient to support the Company's operations for the remainder of 1998. The Company has a $1.1 million letter of credit pledged as a security deposit for the Company's facility in Phoenix, Arizona. This $1.1 million letter of credit is secured by a U.S. Treasury security held in the Company's available-for-sale portfolio and accordingly, this marketable security is restricted as to the disposal by such letter of credit agreement.

  This report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a discussion of important factors that could affect the validity of any such forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    Exhibit 27.1--Financial Data Schedule-1998

    Exhibit 27.2--Financial Data Schedule-1997

  (b) Reports on Form 8-K

    No current reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYNTELLECT INC.


                                                    /s/ Neal L. Miller
                                          By___________________________________
                                                      Neal L. Miller
                                              Vice President, Chief Financial
                                                         Officer,
                                                  Secretary and Treasurer
                                               (Principal Financial Officer)

                                                   /s/ Peter W. Pamplin
                                          By___________________________________
                                                     Peter W. Pamplin
                                               Vice President and Controller
                                              (Principal Accounting Officer)

Date: May 14, 1998