Form 10-Q
period 1998-06-30
SYNTELLECT INC
filed 1998-08-13
CIK 758830

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                _______________________________________________


                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------

                      Commission File Number:  0 - 18323

                                SYNTELLECT INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                  86-0486871
   --------------------------------        ------------------------------------
   (State or other jurisdiction  of        (IRS employer identification number)
    incorporation)


        1000 Holcomb Woods Parkway, Suite 410A, Roswell, Georgia  30076
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

        13,652,029 shares of common stock, $.01 par value per share, were outstanding on August 13, 1998


================================================================================

                       SYNTELLECT INC. AND SUBSIDIARIES
                                     INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets-
               June 30, 1998 and December 31, 1997                            3

            Condensed Consolidated Statements of Operations-
               Three Months and Six Months Ended
               June 30, 1998 and June 30, 1997                                4

            Condensed Consolidated Statements of Cash Flows-
               Six Months Ended June 30, 1998 and June 30, 1997               5

            Notes to Condensed Consolidated Financial Statements              6

   Item 2.  Management's Discussion & Analysis of Financial
               Condition and Results of Operations                            8

PART II.  OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                   11


EXHIBITS

   Exhibit 27.1 - Financial Data Schedule - 1998                             12

   Exhibit 27.2 - Financial Data Schedule - 1997                             13


                       SYNTELLECT INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except shares and per share amounts)


                                                         June 30,   December 31,
                                                           1998         1997
                                                         --------   ------------
                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                            $  3,922       $  2,290
   Marketable securities ($1.1 million restricted)         4,198          8,233
   Trade receivables, net of allowance for
   doubtful accounts                                      10,712         10,894
   of $660 and $1,199, respectively
  Note receivable - current portion                          707            856
   Inventories                                             2,761          2,593
   Prepaid expenses                                        1,394            714
                                                        --------       --------
           Total current assets                           23,694         25,580

Property and equipment, net                                5,638          5,813
Note receivable - noncurrent portion                       3,000          3,361
Other assets                                                  84             54
                                                        --------       --------
                                                        $ 32,416       $ 34,808
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  2,067       $  2,160
   Accrued liabilities                                     4,534          5,471
   Customer deposits                                       1,614          1,081
   Deferred revenue                                        3,689          3,197
   Capital lease obligations - current portion               229            183
                                                        --------       --------
           Total current liabilities                      12,133         12,092

Capital lease obligations - noncurrent portion               554            530
                                                        --------       --------
           Total liabilities                              12,687         12,622
                                                        --------       --------

Shareholders' equity:
   Preferred stock, $.01 par value per share.
    Authorized 2,500,000 shares; no shares
    issued or outstanding                                     --             --
   Common stock, $.01 par value per share.                   136            136
     Authorized 25,000,000 shares; issued and,
     outstanding 13,630,898 and 13,576,761,
     respectively
   Additional paid-in capital                             60,797         60,727
   Deferred compensation                                    ----            (33)
   Accumulated deficit                                   (40,064)       (37,454)
  Accumulated other comprehensive income (loss)                1            (49)
                                                        --------       --------
                                                          20,870         23,327
   Treasury stock, at cost, 175,732 shares                (1,141)        (1,141)
                                                        --------       --------
      Total shareholders' equity                          19,729         22,186
                                                        --------       --------

                                                        $ 32,416       $ 34,808
                                                        ========       ========

    See accompanying notes to condensed consolidated financial statements.

                       SYNTELLECT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                    Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                              ------------------      ------------------
                                               1998        1997         1998       1997
                                              ------------------      ------------------
Net revenues:
    System sales                               $ 5,336    $ 5,047     $ 9,636    $13,773
    Service bureau                               2,294      2,446       4,514      5,010
    Maintenance and other services               3,774      3,532       8,315      7,113
                                               -------    -------     -------    -------
        Total net revenues                      11,404     11,025      22,465     25,896

Cost of revenues:
    System sales                                 3,198      3,999       6,065      8,530
    Service bureau                               1,291      1,561       2,662      3,244
    Maintenance and other services               1,134        909       2,292      1,920
                                               -------    -------     -------    -------
        Total cost of revenues                   5,623      6,469      11,019     13,694
                                               -------    -------     -------    -------
        Gross margin                             5,781      4,556      11,446     12,202

Operating expenses:
    Selling, marketing and
     administrative                              5,007      4,906      10,163     10,089
    Research and development                     1,405      1,479       2,854      2,937
    Depreciation and amortization                  712      1,021       1,389      1,971
                                               -------    -------     -------    -------
        Total operating expenses                 7,124      7,406      14,406     14,997
                                               -------    -------     -------    -------

Operating loss                                  (1,343)    (2,850)     (2,960)    (2,795)

Other income (expense), net
    Interest income                                170         76         366        149
    Other                                          (12)       (24)        (16)       (46)
                                               -------    -------     -------    -------
        Total other income                         158         52         350        103
                                               -------    -------     -------    -------

Loss before income taxes                        (1,185)    (2,798)     (2,610)    (2,692)

    Income taxes                                    --         --          --         --
                                               -------    -------     -------    -------

    Net loss                                   $(1,185)   $(2,798)    $(2,610)   $(2,692)
                                               =======    =======     =======    =======

Net (loss) per common share - basic            $  (.09)   $  (.21)    $  (.19)   $  (.20)
                                               =======    =======     =======    =======

Net (loss) per common share - diluted          $  (.09)   $  (.21)    $  (.19)   $  (.20)
                                               =======    =======     =======    =======

Weighted average shares - basic                 13,582     13,487      13,580     13,486

Weighted average shares - diluted               13,582     13,487      13,580     13,486

Other comprehensive income (loss),
     net of tax:
    Foreign currency translation
     adjustment                                    (23)        73          42       (150)
    Unrealized gain on marketable
     securities                                      2         (4)          8          2
                                               -------    -------     -------    -------
Other comprehensive income (loss)                  (21)        69          50       (148)
                                               -------    -------     -------    -------
Comprehensive (loss)                           $(1,206)   $(2,729)    $(2,560)   $(2,840)
                                               =======    =======     =======    =======

    See accompanying notes to condensed consolidated financial statements.

                       SYNTELLECT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                          1998          1997
                                                       ----------------------
Cash flows from operating activities:
        Net loss                                        $(2,610)      $ (2,692)
        Adjustments to reconcile net loss to net
              cash provided by operating activities:
         Depreciation and amortization                    1,389          1,971
         Provision for doubtful accounts                    162            160
         Provision for inventory obsolescence                --             20
         Stock option compensation expense                   16             19
         Decrease in receivables                             20          1,817
         (Increase) decrease in inventories                (168)         1,090
         Increase (decrease) in accounts payable            (93)           643
         (Decrease) in accrued liabilities                 (937)        (1,498)
         Change in other assets and liabilities             325            282
                                                        -------       --------
              Net cash provided (used) by operating      (1,896)         1,812
               activities                               -------       --------

Cash flows from investing activities:
        Purchase of marketable securities                (7,757)       (11,223)
        Maturities of marketable securities              11,800          9,276
        Proceeds from notes receivables                     500             --
        Purchase of property and equipment               (1,048)        (2,085)
                                                        -------       --------
              Net cash provided (used) in investing       3,495         (4,032)
               activities                               -------       --------

Cash flows from financing activities:
        Proceeds from issuance of common stock               87             72
        Principal payments on long-term debt                (96)          (276)
                                                        -------       --------
              Net cash (used) in financing activities        (9)          (204)
                                                        -------       --------

Effect of exchange rates on cash                             42           (150)
                                                        -------       --------

Net increase (decrease) in cash and cash equivalents      1,632         (2,574)

Cash and cash equivalents at beginning of period          2,290          4,928
                                                        -------       --------

Cash and cash equivalents at end of period              $ 3,922       $  2,354
                                                        =======       ========

Supplemental disclosure of cash flow information:
         Cash paid for interest                         $    34       $     54
                                                        =======       ========

         Cash paid for income taxes                     $    --       $     21
                                                       ========       ========

Noncash Investing and Financing Activities:
  The Company entered into two capital lease obligations of $61 and $105 during the three months ended June 30,1998 for additions to its existing telephone system.

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

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 annual report on Form 10-K. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


         REVENUE RECOGNITION

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. On January 1, 1998, the Company adopted SOP 97-2 which is effective for financial
statements for fiscal years beginning after December 15, 1997.   The
implementation of this statement did not have a material impact on the Company's unaudited consolidated financial statements for the six month period ended June 30, 1998.

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

         OTHER

         The Company continues to evaluate the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which was
issued in June 1997.   SFAS No. 131 is effective for fiscal years beginning
after December 15, 1997 but does not apply to interim financial statements in the initial year of application.


(2)    INVENTORIES

         Inventories consist of the following:

                                                       June 30,     December 31,
                                                         1998           1997
                                                       --------     ------------
         Finished goods                                $ 1,022          $   913
         Purchased components                            3,035            2,742
         Repair, warranty and maintenance inventory      2,122            2,346
                                                       -------          -------
                                                         6,179            6,001
         Less allowances for obsolescence               (3,418)          (3,408)
                                                       -------          -------
                                                       $ 2,761          $ 2,593
                                                       =======          =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



NET REVENUES

         Net revenues for the quarter ended June 30, 1998 were $11.4 million, an increase of 3%, from the $11.0 million reported for the second quarter of 1997. For the six month period ended June 30, 1998, net revenues were $22.5 million, a decrease of 13% from $25.9 million for the corresponding period in 1997. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICES REVENUES, which represented 47%, 20% and 33% of net revenues, respectively, for the quarter ended June 30, 1998, and 43%, 20%, and 37% of net revenues, respectively, for the six month period ended June 30, 1998.

         Revenues from SYSTEM SALES increased $289,000, or 6%, between the comparable quarters and decreased $4.1 million, or 30%, between the corresponding six month periods. Core product sales include the Company's primary inbound product line, VocalPoint, and open architecture Interactive Voice Response ("IVR") platform; an outbound system, the VocalPoint Predictive Dialer; VocalPoint Interactive Services, providing computer telephony integration ("CTI") functionality; and Interactive Web Response ("IWR"). Non-core products include the Premier and Premier 030 proprietary IVR systems and the VocalPoint ARU (Audio Response Unit) for the cable television industry.

         SYSTEM SALES revenues from the Company's core products, as described above, increased $879,000, or 24%, to $4.6 million in the quarter ended June 30, 1998, from $3.7 million in the comparable prior year period, and represented
86% and 74% of total system sales in the respective quarters.   This increase
was primarily due to a 55% increase in the VocalPoint product while non-core revenues continue to decline quarter-over-quarter.

         For the six month period ended June 30, 1998, core product revenues decreased $1.6 million, or 16%, to $8.2 million from $9.8 million in the comparable year ago period and represented 85% and 71% of total system sales,
respectively.   SYSTEM SALES from the Company's non-core products decreased $2.6 million, or 64%, to $1.4 million for the six month period ended June 30, 1998, from $4.0 million in the comparable year ago period.

         SERVICE BUREAU REVENUES decreased by $152,000, or 6%, quarter-over-
quarter and $496,000, or 10%, between the comparable six month periods.   The
cable TV industry has experienced a decline in consumer purchases of pay-per-view events which resulted in lower than historical transaction processing fees by the Company.

         MAINTENANCE AND OTHER SERVICE REVENUES increased by $242,000 between the comparable quarters and $1.2 million as compared to the prior six month periods. The increase is primarily due to settlements of patent lawsuits for which the Company retained economic rights after the sale of the patent portfolio in October 1997.

         INTERNATIONAL REVENUES for the second quarter of 1998 were $2.6 million, or 23% of total revenues, compared to $2.1 million, or 19%, for the second quarter of 1997. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations. For the six month period ended June 30, 1998, international revenues were $4.7 million, or 21% of total revenues, as compared to $6.1 million, or 24%, for the prior comparable period.


GROSS MARGIN

         The gross margin percentage for the quarter ended June 30, 1998 was 51% of net revenues as compared with 41% in the comparable prior year quarter.
Gross margins for SYSTEM SALES increased to 40% from 21% between comparable quarters as a result of the mix in products and controlling fixed costs in cost of sales. Gross margins for the SERVICE BUREAU increased to 44% from 36% between the comparable quarters as a result of lower fixed costs. Gross margins on MAINTENANCE AND OTHER SERVICES decreased to 70% from 74% between the comparable quarters. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the second quarter and the first six months of 1998 are not necessarily indicative of the results to be expected for the full year.

         The gross margin percentage for the six months ended June 30, 1998 was 51% of net revenues as compared to 47% in the comparable year ago period.
Gross margins on SYSTEM SALES decreased to 37% from 38%, SERVICE BUREAU increased to 41% from 35%, and MAINTENANCE AND OTHER SERVICES decreased to 72% from 73% for the comparable six month periods. Gross margins for the six months ended June 30, 1998 were positively impacted primarily by cost control of fixed costs.

OPERATING EXPENSES

         Operating expenses for the second quarter of 1998 were $7.1 million, a decrease of $282,000 from the prior year quarter. For the six month period ended June 30, 1998, operating expenses were $14.4 million, a decrease of
$591,000, or 4%, over the prior year period.   This decrease is primarily due to
the fixed asset write-down of $1.3 million in 1997 causing depreciation and amortization expense to decrease $309,000, or 30%, and $582,000, or 30%, between
comparable three month  and six month periods.   Selling, marketing and
administrative expenses increased $101,000, or 2%, between the comparable quarters and $74,000, or 1%, between the corresponding six month periods. Research and development expenses for the second quarter of 1998 decreased $74,000, or 5%, over the prior year quarter and by $83,000, or 3%, over the comparable six month period.

NET INCOME (LOSS)

         Syntellect reported a net loss of $1.2 million, or $(.09) per share for the second quarter of 1998, compared to a net loss of $2.8 million, or
$(.21) per share for the prior year quarter.   For the six month period ended
June 30, 1998, the Company reported a net loss of $2.6 million, or $(.19) per share, compared to a net loss of $2.7 million, or $(.20) per share for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Syntellect had working capital of $11.6 million at June 30, 1998, as compared with $13.5 million at December 31, 1997. The current ratio was 2.0:1 and 2.1:1, respectively. Cash, cash equivalents and marketable securities at the end of the second quarter totaled $8.1 million as compared with $10.5 million at year end. Syntellect used $1.9 million in cash flows from operating activities during the first six months of 1998, received $87,000 in proceeds from the issuance of common stock, and added $166,000 in long-term debt related to capital leases for additional telephone equipment. Cash used during the six month period consisted of $1 million in capital expenditures and $96,000 in principal payments on long-term debt. Receivables, net of reserves, were $10.7 million at June 30, 1998, a decrease of $182,000 from the $10.9 million reported at December 31, 1997.

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

PART II. OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.1 - Financial Data Schedule-1998

          Exhibit 27.2 - Financial Data Schedule-1997


     (b)  Reports on Form 8-K

         No current reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SYNTELLECT INC.



Date:  August 13, 1998                  By  /S/    Peter W. Pamplin
                                            ------------------------
                                        Peter W. Pamplin
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer