Form 10-Q
period 1998-09-30
SYNTELLECT INC
filed 1998-11-13
CIK 758830

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

               For the quarterly period ended September 30, 1998

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from______________________to_________________________

                      Commission File Number:  0 - 18323

                                SYNTELLECT INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                     86-0486871
                    --------                                     ----------
     (State or other jurisdiction of incorporation)     (IRS employer identification number)


        1000 Holcomb Woods Parkway, Suite 410A, Roswell, Georgia  30076
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

13,657,779 shares of common stock, $.01 par value per share, were outstanding on
                               November 13, 1998

================================================================================

                        SYNTELLECT INC. AND SUBSIDIARIES
                                     INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets-
               September 30, 1998 and December 31, 1997                       3

           Condensed Consolidated Statements of Operations-
               Three Months and Nine Months Ended
               September 30, 1998 and September 30, 1997                      4

           Condensed Consolidated Statements of Cash Flows-
               Nine Months Ended September 30, 1998 and                       5
               September 30, 1997

           Notes to Condensed Consolidated Financial Statements               6

  Item 2.  Management's Discussion & Analysis of Financial
               Condition and Results of Operations                            8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                   13

EXHIBITS

     Exhibit 27.1 - Financial Data Schedule - 1998                           14

     Exhibit 27.2 - Financial Data Schedule - 1997                           15

                        SYNTELLECT INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except shares and per share amounts)
                                  (unaudited)

                                                                                   September 30,   December 31,
                                                                                      1998            1997
                                                                                  ------------    -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $  6,405          $  2,290
     Investment securities available-for-sale ($1.1 million restricted)              5,293             8,233
     Trade receivables, net of allowance for doubtful accounts
      Of $726 and $1,199,  respectively                                             10,895            10,894
     Note receivable - current portion                                                 ---               856
     Inventories                                                                     3,095             2,593
     Prepaid expenses                                                                  975               714
                                                                                  --------          --------
               Total current assets                                                 26,663            25,580

Property and equipment, net                                                          5,354             5,813
Note receivable - noncurrent portion                                                   ---             3,361
Other assets                                                                            75                54
                                                                                  --------          --------
Total Assets                                                                      $ 32,092          $ 34,808
                                                                                  ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $  1,574          $  2,160
     Accrued liabilities                                                             4,614             5,471
     Customer deposits                                                               2,576             1,081
     Deferred revenue                                                                2,933             3,197
     Capital lease obligations - current portion                                       235               183
                                                                                  --------          --------
               Total current liabilities                                            11,932            12,092

Capital lease obligations - noncurrent portion                                         495               530
                                                                                  --------          --------
               Total liabilities                                                    12,427            12,622
                                                                                  --------          --------

Shareholders' equity:
     Preferred stock, $.01 par value per share. Authorized                              --                --
       2,500,000 shares; no shares issued or outstanding
     Common stock, $.01 par value per share. Authorized
       25,000,000 shares; issued and outstanding,
       13,652,029 and 13,576,761, respectively                                         137               136
     Additional paid-in capital                                                     60,826            60,727
     Deferred compensation                                                            ----               (33)
     Accumulated deficit                                                           (40,169)          (37,454)
     Accumulated other comprehensive income (loss)                                      12               (49)
                                                                                  --------          --------
                                                                                    20,806            23,327
     Treasury stock, at cost, 175,732 shares                                        (1,141)           (1,141)
                                                                                  --------          --------
        Total shareholders' equity                                                  19,665            22,186
                                                                                  --------          --------

 Total Liabilities and Shareholder's Equity                                       $ 32,092          $ 34,808
                                                                                  ========          ========

    See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                  September  30,
                                                            ------------------              -----------------
                                                            1998          1997              1998         1997
                                                            ----          ----              ----         ----
Net revenues:
        System sales                                        $ 6,503      $ 5,210            $16,139      $18,983
        Service bureau                                        2,202        2,289              6,716        7,299
        Maintenance and other services                        3,961        3,524             12,276       10,637
                                                            -------      -------            -------      -------
               Total net revenues                            12,666       11,023             35,131       36,919

Cost of revenues:
        System sales                                          3,657        3,755              9,722       12,285
        Service bureau                                        1,094        1,389              3,756        4,633
        Maintenance and other services                        1,016          888              3,308        2,808
                                                            -------      -------            -------      -------
               Total cost of revenues                         5,767        6,032             16,786       19,726
                                                            -------      -------            -------      -------
               Gross margin                                   6,899        4,991             18,345       17,193

Operating expenses:
        Selling, marketing and administrative                 5,100        4,658             15,263       14,747
        Research and development                              1,400        1,515              4,254        4,452
        Depreciation and amortization                           626        1,045              2,015        3,016
                                                            -------      -------            -------      -------
               Total operating expenses                       7,126        7,218             21,532       22,215
                                                            -------      -------            -------      -------

Operating loss                                                 (227)      (2,227)            (3,187)      (5,022)

Other income (expense), net
        Interest income                                         137           81                503          230
        Other                                                   (15)          (6)               (31)         (52)
                                                            -------      -------            -------      -------
               Total other income                               122           75                472          178
                                                            -------      -------            -------      -------

Loss before income taxes                                       (105)      (2,152)            (2,715)      (4,844)

        Income taxes                                          -----        -----              -----        -----
                                                            -------      -------            -------      -------

        Net loss                                            $  (105)     $(2,152)           $(2,715)     $(4,844)
                                                            =======      =======            =======      =======

Net (loss) per common share - basic                           $(.01)       $(.16)             $(.20)       $(.36)
                                                            =======      =======            =======      =======

Net (loss) per common share - diluted                         $(.01)       $(.16)             $(.20)       $(.36)
                                                            =======      =======            =======      =======

Weighted average shares - basic                              13,651       13,520             13,604       13,488

Weighted average shares - diluted                            13,651       13,520             13,604       13,488

Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment                    22          (56)                64         (206)
      Unrealized gain on marketable securities                  (11)         (12)                (3)         (10)
                                                            -------      -------            -------      -------
Other comprehensive income (loss)                                11          (68)                61         (216)
                                                            -------      -------            -------      -------
Comprehensive (loss)                                        $   (94)     $(2,220)           $(2,654)     $(5,060)
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

                       SYNTELLECT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                               -------------------------------------
                                                                     1998                1997
                                                               -----------------  ------------------
Cash flows from operating activities:
     Net loss                                                          $ (2,715)           $ (4,844)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization                                   2,015               3,016
          Provision for doubtful accounts                                   343                 240
          Provision for inventory obsolescence                              ---                  30
          Stock option compensation expense                                  16                  19
          (Increase) decrease in receivables                               (344)              2,223
          (Increase) decrease in inventories                               (502)                974
          Increase (decrease) in accounts payable                          (586)                427
          (Decrease) in accrued liabilities                                (857)             (1,379)
          Change in other assets and liabilities                            916               1,233
                                                                       --------            --------
             Net cash provided (used) by operating activities            (1,714)              1,939
                                                                       --------            --------

Cash flows from investing activities:
     Purchase of marketable securities                                  (14,195)            (14,191)
     Maturities of marketable securities                                 17,133              12,489
     Proceeds from notes receivables                                      4,250                  --
     Purchase of property and equipment                                  (1,390)             (2,246)
                                                                       --------            --------
             Net cash provided (used) in investing activities             5,798              (3,948)
                                                                       --------            --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                 117                  94
     Principal payments on long-term debt                                  (149)               (318)
                                                                       --------            --------
             Net cash (used) in financing activities                        (32)               (224)
                                                                       --------            --------

Effect of exchange rates on cash                                             63                (205)
                                                                       --------            --------

Net increase (decrease) in cash and cash equivalents                      4,115              (2,438)

Cash and cash equivalents at beginning of period                          2,290               4,928
                                                                       --------            --------

Cash and cash equivalents at end of period                             $  6,405            $  2,490
                                                                       ========            ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                            $     53            $     74
                                                                       ========            ========

     Cash paid for income taxes                                        $    ---            $     21
                                                                       ========            ========

Noncash Investing and Financing Activities:
  The Company entered into two capital lease obligations of $61 and $105 during the three months ended June 30, 1998 for additions to its existing telephone system.

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

     The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     REVENUE RECOGNITION

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. On January 1, 1998, the Company adopted SOP 97-2 which is effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement did not have a material impact on the Company's unaudited consolidated financial statements for the nine month period ended September 30, 1998.

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

(2)  INVENTORIES

     Inventories consist of the following:


                                                                         September  30,        December 31,
                                                                              1998                1997
                                                                         --------------        ------------
          Finished goods                                                    $ 1,140               $   913
          Purchased components                                                2,804                 2,742
          Repair, warranty and maintenance inventory                          2,438                 2,346
                                                                            -------               -------
                                                                              6,382                 6,001
          Less allowances for obsolescence                                   (3,287)               (3,408)
                                                                            -------               -------
                                                                            $ 3,095               $ 2,593
                                                                            =======               =======

3)   NOTES RECEIVABLE

     In October 1997, the Company sold its patent portfolio to a third party for $10 million. The Company received cash of $5 million paid at closing and a $5 million promissory note payable in 20 equal quarterly installments of $250,000, maturing on December 31, 2002. In September 1998, the third party paid $3.75 million for payment in full of the promissory note, which approximated its carrying cost.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

     Net revenues for the quarter ended September 30, 1998 were $12.7 million, an increase of $1.6 million, or 15%, from the comparable prior quarter of 1997. For the nine month period ended September 30, 1998, net revenues were $35.1 million, a decrease of 5% from $36.9 million for the corresponding period in 1997. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICES REVENUES, which represented 51%, 18% and 31% of net revenues, respectively, for the quarter ended September 30, 1998, and 46%, 19%, and 35% of net revenues, respectively, for the nine month period ended September 30, 1998.

     On May 12, 1998, the Company announced the release of VISTA(TM), an open standards-based Interactive Communications Management (ICM) software platform for enterprise customer call centers. Vista combines several call center technologies with a distributed client-server architecture, open standard components, web-based management system and a graphical application development tool. It provides customers with flexibility, scalability and efficiency, high degrees of redundancy, and superior processing performance. Vista Interactive Voice Response ("IVR") and Vista Computer Telephony Integration ("CTI") are currently available. Other available products include VocalPoint IVR, an OS2 based system; Predictive Dialer, an outbound system; and Interactive Web Response ("IWR").

     Revenues from SYSTEM SALES for the quarter ended September 30, 1998 were $6.5 million, an increase of $1.3 million, or 25%, between the comparable quarters. This third quarter of 1998 marked the first recognition of revenues from the Company's new Vista IVR product in the amount of $1.5 million, or 23%, of total System Sales revenues. The ending backlog of Vista product orders grew substantially from $1.3 million out of total backlog of $12.1 million in the second quarter of 1998 to $5.6 million out of a total backlog of $13.2 million in the third quarter of 1998. Revenues from the other major product lines declined during the quarter ended September 30, 1998 as compared to the same period a year ago including VocalPoint IVR, which declined by 7%.

     For the nine month period ended September 30, 1998, System Sales revenues were $16.1 million, a decrease of $2.8 million, or 15%, from the same period a year ago. The unfavorable nine month comparison was caused by very strong System Sales revenue in the first quarter of 1997 relative to the first quarter of 1998. VocalPoint IVR revenues were $10.3 million for the nine months ended September 30, 1998 compared to $10.8 million in the comparable prior year period. As the Vista product line gains acceptance, the Company will continue to experience a decline in sales and systems revenues for its VocalPoint products.

     SERVICE BUREAU REVENUES decreased by $87,000, or 4%, quarter-over-quarter and $583,000, or 8%, between the comparable nine month periods. The cable TV industry has experienced a decline in consumer purchases of pay-per-view events which resulted in lower than historical transaction processing fees by the Company. Offsetting the decline in pay-per-view buy rates, the Service Bureau has kept its cable industry revenues stable by offering other outsourced services. It is also gaining sales momentum from non-cable related services including outsourced benefits enrollment and transcription services. The Company expects that these sections of the business will continue to grow and become a more significant percentage of this business in 1999.

     MAINTENANCE AND OTHER SERVICE REVENUES increased by $437,000 between the comparable quarters and $1.6 million as compared to the prior nine month period. The increase is primarily due to settlements of patent lawsuits for which the Company retained economic rights after the sale of the patent portfolio in October 1997. Patent revenues were $583,000 for the quarter ending September 30, 1998 as compared to $232,000 for the same comparable period and $2.3 million for the nine month period ended September 30, 1998 as compared to $1 million in the comparable prior year period. The realization or timing of any revenues related to the Company's former patent portfolio beyond the fourth quarter of 1998 is doubtful.

     INTERNATIONAL REVENUES for the third quarter of 1998 were $3.2 million, or 25% of total revenues, compared to $2.5 million, or 22%, for the third quarter of 1997. For the nine month period ended September 30, 1998, international revenues were $7.9 million, or 22% of total revenues, as compared to $8.6 million, or 23%, for the prior comparable period. International revenues continue to be dominated by a few number of relatively large transactions and its relationship to total revenues is likely to vary from quarter to quarter.

GROSS MARGIN

         The gross margin percentage for the quarter ended September 30, 1998 was 54% of net revenues as compared with 45% in the comparable prior year quarter. Gross margins for SYSTEM SALES increased to 44% from 28% between comparable quarters as a result of the mix in products which now includesVista and controlling of fixed costs in cost of sales. Gross margins for the SERVICE BUREAU increased to 50% from 39% between the comparable quarters as a result of lower fixed costs, lower negotiated transport rates and an increase in revenues that did not have incremental transport costs. Gross margins on MAINTENANCE AND OTHER SERVICES decreased to 74% from 75% between the comparable quarters. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the third quarter and the first nine months of 1998 are not necessarily indicative of the results to be expected for the full year.

     The gross margin percentage for the nine months ended September 30, 1998 was 52% of net revenues as compared to 47% in the comparable year ago period. Gross margins on SYSTEM SALES increased to 40% from 35%, while SERVICE BUREAU margins increased to 44% from 37%. MAINTENANCE AND OTHER SERVICES decreased to 73% from 74% for the comparable nine month periods and may begin to decline because patent revenues maintain a high gross margin and are doubtful beyond the fourth quarter of 1998. Gross margins for the nine months ended September 30, 1998 were positively impacted primarily by cost control of fixed costs and by product mix.

OPERATING EXPENSES

     Operating expenses for the third quarter of 1998 were $7.1 million, a decrease of $92,000 from the prior year quarter. For the nine month period ended September 30, 1998, operating expenses were $21.5 million, a decrease of $683,000, or 3%, over the prior year period. This decrease is partially due to the fixed asset write-down of $1.3 million in 1997 causing depreciation and amortization expense to decrease $419,000, or 40%, for the comparable three month period and $1 million, or 33%, for the comparable nine month period. Selling, marketing and administrative expenses increased $442,000, or 9%, between the comparable quarters and $516,000, or 4%, between the corresponding nine month periods. This increase was caused primarily due to increases in selling expenses associated with higher sales headcount, selling costs associated with the increase in revenues from patent lawsuit settlements, and an increase in allowance for doubtful accounts. Research and development expenses for the third quarter of 1998 decreased $115,000, or 8%, over the prior year quarter and by $198,000, or 4%, over the comparable nine month period.

NET INCOME (LOSS)

     Syntellect reported a net loss of $105,000, or $(.01) per share, for the third quarter of 1998, compared to a net loss of $2.2 million, or $(.16) per share, for the prior year quarter. For the nine month period ended September 30, 1998, the Company reported a net loss of $2.7 million, or $(.20) per share, compared to a net loss of $4.8 million, or $(.36) per share, for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     Syntellect had working capital of $14.7 million at September 30, 1998, as compared with $13.5 million at December 31, 1997, and the current ratio was 2.2:1 and 2.1:1 on such dates, respectively. Cash, cash equivalents and investment securities available-for-sale at the end of the third quarter totaled $11.7 million as compared with $10.5 million at year end. Syntellect used $1.2 million in cash flows from operating activities during the first nine months of 1998, received $117,000 in proceeds from the issuance of common stock, added $166,000 in long-term debt related to capital leases for additional telephone equipment and paid $149,000 in principal payments on long-term debt. Receivables, net of reserves, were $10.9 million at September 30, 1998, and at December 31, 1997. In October 1997, the Company sold its patent portfolio to a third party for $10 million. The Company received $5 million in cash and a $5 million promissory note maturing on December 31, 2002. In September 1998, the third party paid the balance of the $3.7 million promissory note.

     Syntellect expects that its current cash, cash equivalents and investment securities available-for-sale, combined with future cash flows from operating activities, will be sufficient to support the Company's operations for the remainder of 1998. The Company has a $1.1 million letter of credit pledged as a security deposit for the Company's facility in Phoenix, Arizona. This $1.1 million letter of credit is secured by a U.S. Treasury security held in the Company's available-for-sale portfolio, and accordingly, this investment security is restricted as to the disposal by such letter of credit agreement.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is related to the date-sensitive computer programs and applications using two digits rather than four to designate the year. After January 1, 2000, these systems may incorrectly recognize the year as 1900 causing system failures or incorrect processing of financial information.

     The Company has begun to address the Year 2000 compliance issues. The Company's state of readiness can be explained via three elements: (1) information technology ("IT") and non-IT systems, (2) external customers on maintenance, and (3) third party issues, as listed in the table below:

---------------------------------------------------------------------------------------------------------------------
                                                             YEAR 2000
ISSUE                                DESCRIPTION             COMPLIANT              STATUS
---------------------------------------------------------------------------------------------------------------------
Internal financial system    Production problems
                             necessitated an upgrade to      Yes                    Installed and in production
                             new version of current
                             software
---------------------------------------------------------------------------------------------------------------------
Non-IT systems               Internal hardware and                                  Assessment has begun; completion
                             software; building and          Unknown                by end of 1998
                             equipment
---------------------------------------------------------------------------------------------------------------------
External customers on        Inform customers as to                                 Plan in place to notify customers
 maintenance                 whether product purchased       Not applicable         via letter.  Approximately 15%
                             is Year 2000 compliant                                 of maintenance customer base
                             and options in migrating to                            have been notified.  Completion
                             versions which are compliant                           anticipated by January 1999.
---------------------------------------------------------------------------------------------------------------------
Third party issues           Assess third party risks                               Ongoing assessment in place via
                             primarily suppliers.            Unknown                accessing suppliers' WEB page
                                                                                    via the Internet as to their
                                                                                    Year 2000 compliance.  Direct
                                                                                    contact if not compliant to
                                                                                    maintain up-to-date status.
---------------------------------------------------------------------------------------------------------------------

     Costs related to remedying Year 2000 compliance issues is not fully known at this time. The Company is currently analyzing the issues as stated above. The following table provides the status as currently known:


--------------------------------------------------------------------------------------------------------------------
ISSUE                                           COSTS                   REASON
--------------------------------------------------------------------------------------------------------------------
Internal financial system                       None                    Production problems required Company
                                                                        to upgrade to new version  of current
                                                                        software regardless of Year 2000
                                                                        compliance issue.
--------------------------------------------------------------------------------------------------------------------
Non-IT systems                                  Unknown                 Assessment not complete
--------------------------------------------------------------------------------------------------------------------
External customers                              $30,000                 Administration of customer letters
                                                                        and coordination of project
--------------------------------------------------------------------------------------------------------------------
Third party suppliers                           Unknown                 Ongoing assessment
--------------------------------------------------------------------------------------------------------------------

     Major risks caused by Year 2000 compliance are primarily related to customers. The Company has reviewed the current products available to customers and has determined that all are Year 2000 compliant. Of the products still supported under maintenance contracts, VocalPoint ARU (Audio Response Unit) is not Year 2000 compliant and will not be made so. ARU customers have been notified of this issue and informed that maintenance contracts of this product will be discontinued by December 31, 1999. The Company will be extending services to these customers on a time and materials basis as their maintenance contracts expire. Total exposure for lost maintenance revenue from this product line is approximately $1.8 million annually based on current year revenues earned. The time and materials services plus any ARU customers who choose to migrate to a current product that is Year 2000 compliant will mitigate the exposure of lost ARU maintenance revenue.

     Other customers may also be on earlier versions of current products, which are not Year 2000 compliant. As described above, the Company is proactively notifying customers as to whether products purchased are Year 2000 compliant and options in migrating to the Company's current products which are on versions that are Year 2000 compliant. The risk of lost revenue is unknown at this time but the Company is in progress of assessing this risk and determining any possible contingency plans.

     Because costs related to this project are based on estimates by management of the Company, there is no assurance that actual costs will not differ materially from the current expectations which could cause an adverse effect on the Company's financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. On January 1, 1998, the Company adopted SOP 97-2 which is effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement did not have a material impact on the Company's unaudited consolidated financial statements for the nine month period ended September 30, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. On January 1, 1998, the Company adopted SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes all changes in equity during a period except those resulting in investments by owners and distribution to owners.

     The Company continues to evaluate the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which was issued in June 1997. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 but does not apply to interim financial statements in the initial year of application.

     This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a discussion of important factors that could affect the validity of any such forward-looking statements.

PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27-1 - Financial Data Schedule-1998

          Exhibit 27-2 - Financial Data Schedule-1997


     (b)  Reports on Form 8-K

          No current reports on Form 8-K were filed during the three months ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SYNTELLECT INC.



Date:  November 13, 1998                By: /s/ Peter W. Pamplin
                                            -----------------------
                                        Peter W. Pamplin
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer