Form 10-K
period 1998-12-31
SYNTELLECT INC
filed 1999-04-09
CIK 758830

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the fiscal year ended December 31, 1998
                                      OR
  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

         Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

             Title or Class               Name of exchange on which registered
      ----------------------------        ------------------------------------
      Common Stock, $.01 par value           Nasdaq National Market System

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 23, 1999, the aggregate market value of common stock held by non-affiliates of the Registrant was $22,820,222.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, par value $.01 per share ("Common Stock"), as of the latest practicable date.

       13,478,863 shares of Common Stock outstanding on March 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Materials from the Registrant's Proxy Statement relating to its 1999 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I

  ITEM 1.  BUSINESS.....................................................     1

  ITEM 2.  PROPERTIES...................................................     8

  ITEM 3.  LEGAL PROCEEDINGS............................................     9

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     9

 PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................    10

  ITEM 6.  SELECTED FINANCIAL DATA......................................    10

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    11

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    18

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    19

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    38

 PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    38

  ITEM 11. EXECUTIVE COMPENSATION.......................................    38

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    38

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    38

 PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K..........................................................    39

 SIGNATURES                                                                 42

                                    PART I

ITEM 1--BUSINESS

GENERAL

  Syntellect Inc. (together with its subsidiaries, collectively referred to as "Syntellect" or the "Company") develops, markets and integrates voice, internet, and call processing software and services worldwide. The Company offers a diversified product line which includes Interactive Voice Response ("IVR"), Interactive Web Response ("IWR"), Computer Telephony Integration ("CTI"), predictive dialing technologies, and a worldwide distribution network. While focused on enterprise call centers, the Company has developed industry solutions for financial services, media (cable/satellite TV and newspapers), utilities and healthcare industries. Syntellect also provides an interactive transaction-based service bureau for those customers who prefer to outsource their voice processing or web transaction-based applications, including cable and satellite pay-per-view orders and employee benefits enrollment. The Company has installed over 13,000 systems at more than 3,000 companies in 55 countries. Syntellect currently employs a total of 350 people, and in addition to its primary office facilities in Atlanta and Phoenix, maintains nine sales and support offices in the United States and one in London.

  This report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, certain statements contained in Part I, Item 1-- "Business" under the captions "Historical Development of the Company", "Industry and Market Background", "Products and Services", "Sales, Marketing, Service & Support", "Product Development", "Manufacturing and Suppliers", "Backlog", "Proprietary Rights and Intellectual Property" and "Employees";
Part I, Item 3--"Legal Proceedings"; Part II, Item 5, "Market for the Company's Common Equity Securities and Related Shareholder Matters"; and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of important factors that could affect the validity of any such forward-looking statements.

HISTORICAL DEVELOPMENT OF THE COMPANY

  Founded in 1984, Syntellect was an early pioneer in the IVR industry, and by 1995 had become the fourth largest provider of IVR solutions in North America and the largest IVR provider in Europe. Virtually all of the Company's growth during this period was attributable to its proprietary IVR systems (Infobot and Premier). In the early 1990's, the IVR industry experienced a major shift in product demand as the market began to move from proprietary hardware and software applications to advanced, open architecture products. These products increased functionality with a wider range of options for self-service-- including telephones using speech recognition, personal computers and the Internet, to faxes, pagers and mobile phones. In 1993, Syntellect introduced its first open architecture product, the VocalPoint IVR, and announced the phase-out of its proprietary lines.

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

  In 1998, the Company introduced Vista(TM). Vista, an advanced software platform, combines call center technologies with a distributed client-server architecture, powerful open standards components, a web-based management system and a graphical application development tool. This combination provides customers with flexibility, scalability and efficiency, redundancy, and excellent processing performance in comparison to previous proprietary solutions.

INDUSTRY AND MARKET BACKGROUND

  Evolution of the Call Center. Traditionally, consumers contacting organizations to obtain data or services did so by talking with someone in person. While these "call centers" enabled a company to provide a personal touch with its customers, they also created inefficiencies and disadvantages such as (i) the high cost of maintaining a large pool of agents to answer calls and provide service, (ii) the practical limits on the amount of information and level of service that could be given to individual callers, and (iii) the increased potential for service delays and agent error as call volume increased or substantially varied with the time of day. As a result, organizations have increasingly turned to various methods of automation to process these calls and have redefined the role of their call centers by expanding the definition of a "call" from a person-to-person voice transaction to a range of transactions involving voice, data and workflow automation. Call centers have become "interactive communication centers," linking multiple sites and geographically dispersed resources through wide area networks, corporate intranets, extranets, and the Internet.

  Automated self-service has become a major business requirement as companies realize that this type of fast, friendly and cost efficient service offers distinct competitive advantages. Automated self-service eliminates hold times, provides increased accuracy in transaction processing, and allows for expanded service offerings. Automated self-service applications can effectively handle up to 60% of most interactive customer transactions. Many issues still require the assistance of a customer service agent; however, technology has helped to automate the agent's interaction with the customer through the use of solutions such as CTI which integrates the transmission of voice and data in a single telephone call. For example, an inbound solution may involve a "screen pop" of customer information at the agent's workstation, and an outbound solution may involve the transfer of customer information to an agent's terminal in connection with an outbound calling campaign for telemarketing or collections.

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

  Market Potential and Industry Rank. The Gartner Group, an industry analyst firm, reports that the $3 billion call center market in North America is growing at a rate of 20% per year. The group estimates that there are approximately 55,000 call centers worldwide with 30,000 of those call centers operated in the United States.

Frost & Sullivan, a market research firm, forecasts that the compound annual growth rate in the U.S. call center services market from 1996-2003 will be 15.8%.

  By the year 2000, it is predicted that 75% of all call centers will conduct up to 33% of their transactions electronically. Out of the 55,000 call centers in operation today, In-Stat, a market research firm, estimates that only 2,500, or 4.6%, are web-enabled. That number is expected to grow to 15% in 1999 and over 35% in the year 2000. The speech recognition market, as a significant component of the call center market, is projected to surpass $1 billion by the end of the decade.

  Ovum, a market research firm, forecasts that the North American CTI market will approach $6.1 billion by the year 2000. The CTI market is divided into three distinct segments: formal call centers, typically large workgroups using an automatic call distributor ("ACD"); informal call centers, smaller workgroups not using an ACD; and small office/home office products targeted at small businesses and individual workers from the office. The Company competes primarily in the formal call center market with its IVR, IWR and predictive dialer products.

  Ovum also reports that the European call center market is currently growing at 40% per year. DataQuest, a global market research and consulting firm serving the high-technology and financial communities, ranks Syntellect as the number one supplier of IVR in the United Kingdom with a total market share of 25%. Syntellect also ranks third in Western Europe with a market share of 8.9%.

  Competition. The voice processing industry is highly competitive and the Company believes that competition will continue to intensify in the future. The industry is characterized by rapid technological advances, frequent introductions of new products, options and features, constant improvement in the performance of IVR products, and downward pressure on prices. Failure to keep pace with technological advances could adversely affect the Company's competitive position and results of operations. Syntellect believes the principal competitive factors affecting the voice processing industry are price, functionality, service and reputation in the industry. Although management believes that the Company competes favorably with respect to these factors, there can be no assurance that Syntellect can maintain its competitive position against current and potential competitors.

  Syntellect's principal domestic competitors for IVR and web products include Lucent Technologies, InterVoice Inc., Aspect Telecommunications, Periphonics Corporation, Edify, Brite Voice Systems Inc., and IBM Corporation. The Company's principal domestic competitors for predictive dialer products are Davox Corporation, EIS International, Inc., Melita International Corporation and Mosaix, Inc. Internationally, Syntellect's primary competitors include InterVoice Inc., Telsis, Brite Voice Systems Inc., Aspect Telecommunications, Periphonics, and IBM Corporation. Many of the Company's competitors have more extensive engineering, manufacturing, and marketing capabilities, in addition to their substantially greater financial, technological and personnel resources. The Company also expects new competitors to enter its markets.

PRODUCTS AND SERVICES

  Product Focus. Syntellect has undergone a significant transition in its product focus over the past several years in order to meet the changing requirements of its markets. Historically, the Company was a technology-driven organization focused on developing proprietary IVR systems. These products were designed primarily for the formal call center market and required customers to develop their own application software. In 1993, the Company took its first step toward an open architecture platform with the OS/2-based VocalPoint IVR that allowed for improved functionality which integrated industry-standard hardware with software developed by the Company. By 1995 the OS/2 operating system was clearly not the choice of IT professionals for mission critical server platforms. In 1996, with the acquisition of Pinnacle, the Company added predictive outbound dialing and the automated processing capacity of one of the world's largest transaction service bureaus. Syntellect began the migration of its product line to a new distributed client/server software architecture. While the VocalPoint product was open, it lacked the scalability for deployment in large, distributed enterprise call centers.

  To replace the VocalPoint product line, in 1998, the Company introduced a new third generation software platform called Vista using Microsoft's Windows NT operating system and JAVA as the programming language for customer application development. Vista is designed to add functionality to existing products and expand the scope of the Company's product offerings. Vista includes the following features and capabilities.

  Vista IVR, the Company's flagship product is designed to meet customer needs for a fully automated system. It combines voice processing, information retrieval, caller interaction and application generation capabilities with a distributed client/server architecture, and open standards. Vista provides intelligent, customer-friendly solutions to solve complex interactive communications problems. By utilizing off-the-shelf components, which leverage the research and development of the third parties, Syntellect is able to not only price competitively but to focus its engineering resources on value-added development. The standards used in the Vista framework include: Windows NT operating system, JAVA application development language, Dialogic Voice Boards, SQL database, and Intel-based computer hardware.

  VistaView Call Center Management Tool is a management and reporting tool that allows monitoring and control of the entire Vista software platform from a standard Web browser on any desktop PC. This means system administrators can view and manage call center systems from a single location utilizing any Web browser either over an intranet or the Internet.

  VistaGen Application Generator is an object oriented application development tool for Vista. VistaGen makes it easy for customers to build their applications from simple applications with an IVR to sophisticated ones that incorporate natural language speech recognition, IWR and CTI technologies.

  Vista IWR allows companies to take advantage of the Internet with self-service solutions designed exclusively for the World Wide Web. The Vista IWR can be voice-enabled for Virtual Access applications accessible by both Web browsers and phones.

  Vista Predictive Dialer Release 3.3 is a high-performance outbound dialing system. Release 3.3 includes new features that allow call center operators to increase agent efficiencies and the level of service for outbound and inbound calls over previous versions. Highlights of Release 3.3 include the following:
Inbound Call Management--allows the system to directly receive inbound calls; Dialed Number Identification Service (DNIS) is supported--eliminates the need for Automatic Call Distributors (ACD); and Voice Message Delivery--allows campaign specific pre-recorded messages to be left by the system for outbound calls encountering answering machines.

  Vista Fax Server receives fax requests from inbound or outbound agents and IVR and Interactive Web Response applications.

  Vista CTI improves agents' productivity by allowing them to handle telephone calls more efficiently by allowing the simultaneous transfer of the phone calls and the information about the callers to the agents.

  Service Bureau. The Company operates an outsourced transaction center through its Syntellect Interactive Services, Inc. ("SIS") subsidiary. Telemarketing(R) and Call Center Solution(TM) magazine ranked SIS third among interactive service bureaus in the United States for 1998. The ranking was based on the cumulative number of transactions processed over a 12-month period. The SIS Transaction Center ("Transaction Center") is a service bureau with nearly 5,000 ports, which offers complete automated transaction outsourcing and is designed with full system redundancy and fault-tolerant power protection for operation 24-hours a day, 7-days a week.

  The Transaction Center is a call center that unlike most, which are labor intensive, features an automated "lights out" facility. The Transaction Center handles more than four million telephone calls and Internet-based inquiries each month for its customers. The Transaction Center is used for the Company's Home Ticket(TM) pay-per-view service.

  Home Ticket combines the speed and convenience of 800 numbers, the user-friendly nature of IVR technology and real-time connectivity with cable system billing mainframes to process orders for over 700 cable and satellite television operators in North America including AT&T/TCI, Time Warner, Cablevision Systems, Cox Cable and Comcast. Home Ticket is the pay-per-view service utilized by approximately 10 million households in the United States alone. The Company has added additional features to the Home Ticket service, including Hot Spots advertising and promotion messaging, commercial ordering for hotels and motels, and Call Redirect which transfers an incoming call to a second destination for enhanced customer service and retailing options.

  In 1997, SIS introduced CyberStats(TM), an online reporting tool for Home Ticket customers. CyberStats provides real-time reports on pay-per-view order calls. Users can access CyberStats on the Internet and select the report delivery method of choice: to their desktop screen, by e-mail, or to a fax machine.

  The Service Bureau also offers a variety of other outsourced electronic commerce capabilities including audiotext, dealer locator, lead capture, broadcast faxing, call center processing, call center activation, benefits enrollment, and fulfillment. These transactions are typically billed on a per minute and per transaction basis.

  The Company has three operating business segments. See Management's Discussion and Analysis of Financial Condition and Results of Operations-- Operating Business Segments for description of these business segments.

SALES, MARKETING, SERVICE & SUPPORT

  General. Syntellect provides voice processing solutions to customers in a variety of industries, including banking, education, insurance, service providers, transportation, healthcare, media, telecommunications, public utilities, retailing, government agencies, oil and gas, financial services, manufacturing and newspaper publishing. Syntellect has installed in excess of 13,000 systems at more than 3,000 customers in 55 countries. Syntellect's customer base includes eight of the largest domestic banking firms, five of the ten largest insurance companies, most major domestic cable television providers and numerous other Fortune 500 companies. There can be no assurance that the Company's existing customers will continue their current buying patterns or that changes within those industries will not adversely affect the Company's ability to retain or attract new customers. Syntellect's products are sold through a direct sales force and through domestic and international distributors and value added resellers ("VARs"). The Company currently maintains nine sales offices in the United States and one in London.

  Domestic Sales. Domestic sales including maintenance fees represented 78%, 76% and 73% of the Company's total revenues for 1998, 1997 and 1996, respectively. During these years no single distributor or customer accounted for more than 10% of total revenues. More than 96% of the Company's 1998 domestic sales were made by its direct sales force. A substantial portion of these direct sales are made by a limited number of sales representatives, the loss of whom could adversely affect future operating results.

  International Sales. Revenues from international sales and maintenance fees represented 22%, 24% and 27% of the Company's total revenues for 1998, 1997 and 1996, respectively. For additional information regarding international operations, see Note 13 of Notes to Consolidated Financial Statements. All of the Company's product lines and services are sold world-wide and have been modified to meet specific power, safety and telecommunication requirements of the country of destination. The Company currently offers its products in 30 different languages. Syntellect maintains a direct sales force in London to market its systems in various countries around the world. Sales in Canada and the United Kingdom are denominated in Canadian dollars and pounds sterling, respectively, and are subject to foreign currency adjustments. Sales in all other foreign countries are denominated in United States dollars. Syntellect conducts business in international markets in compliance with each country's applicable laws and regulations, including safety and telecommunication laws, import duties and quotas. Syntellect has not experienced any difficulty in obtaining export licenses for foreign sales from the United States Department of Commerce.

  Marketing Organization and Vertical Market Focus. Syntellect's marketing organization is charged with (i) enhancing the Company's corporate image; (ii) increasing demand for the Company's voice processing products; (iii) creating market differentiation; and (iv) identifying future development opportunities for market-driven features. The marketing organization conducts market and competitive research, participates in industry trade shows and conferences, creates sales literature and presentations, and maintains relationships with key industry analysts and media contacts. Syntellect's strategic marketing plan is focused on four vertical markets--financial services, media (cable/satellite television and newspaper), utilities and healthcare industries. Sales to these markets represented approximately 84% of the Company's total revenues for 1998; 81% for 1997; and 84% for 1996. Syntellect markets its products to industry leaders within these vertical markets as management believes the industry leaders have the greatest need for voice processing products, are most likely to require system expansion and additional services, and serve as an important source of customer referrals.

  Professional Services. Syntellect has enhanced its customer support service in the areas of consulting services, project management, application services, installation, education services, helpline warranty and maintenance, moves/adds/changes, scripting and voice file production, and database maintenance services for cable television IVR customers. These services are generally sold as part of the initial sale of a system or in some cases as post implementation add-ons. Syntellect provides warranties on its various product lines for periods generally ranging from three to six months after system installation. After the initial warranty period, hardware and software maintenance services are available on both a contractual and on-demand time and material basis. Hardware maintenance and support provided to domestic customers is performed on-site under contractual arrangements with independent third party service providers. Internationally, the Company provides training, service and support through a combination of its direct customer support function, third party service providers and distributors.

PRODUCT DEVELOPMENT

  Syntellect believes that its success is dependent upon its ability to expand the market for its existing products, provide new options and features on a timely basis, and develop new applications that can be incorporated into commercially viable voice processing products. While the Company introduced a major new product in 1998 and early acceptance has been positive, it believes there can be no assurance that this new product or its features will receive market acceptance. Further, there can be no assurance that future announcements of new products will not cause customers to defer purchases of existing products, which could adversely affect the Company's results of operations.

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

  Syntellect's product development organization consisted of 55, 61, and 73 individuals at December 31, 1998, 1997 and 1996, respectively. The Company spent $5.6 million, $5.9 million, and $5.9 million for research and development during 1998, 1997 and 1996, respectively.

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

BACKLOG

  The Company's backlog at December 31, 1998 and 1997 was approximately $15.4 million and $10.2 million, respectively. The Company believes that all orders in backlog at December 31, 1998 are firm and will be delivered within the fiscal year. Because the possibility exists for customers to make changes to their original order, to alter or significantly delay delivery schedules or to cancel their order, the backlog total as of any particular date may not be indicative of actual revenues for any future period.

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

  Syntellect is licensed to use certain patents, technology and other intellectual property rights owned by others, and, similarly, other companies are licensed to use certain patents, technology and intellectual rights formerly owned by Syntellect. In July 1992, Syntellect acquired an extensive patent portfolio in connection with its acquisition of Dytel Inc., a manufacturer of equipment for the voice messaging and call processing industry. Syntellect sold the Dytel product line in February 1995 to a third party but retained the rights to their patent portfolio. On October 25, 1997, Syntellect signed a Patent Assignment Agreement with Aspect Telecommunications Corporation ("ATC") assigning their patent portfolios and related applications worldwide to ATC (see Note 3 of Notes to Consolidated Financial Statements).

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

  Syntellect's new Vista product line uses a licensed third party software. This software provides a portion of the architectural foundation for Vista. The Company has full rights to modify all components as necessary to meet the requirements of its customers and business. The initial agreement with the third party extends to December 31, 2000. Subsequent terms extend automatically each year on January 1 for an additional one year unless either party shall give written notice to the contrary to the other party prior to January 1 of any year, in which case the agreement shall terminate at the end of the most recently extended five-year term.

EMPLOYEES

  At December 31, 1998, Syntellect employed a total of 350 employees, 344 on a full-time basis and 6 on a part-time basis: 46 in sales, 28 in marketing, 104 in customer support, 20 in manufacturing, 55 in product development, 49 in the service bureau operation, and 48 in administration. The Company's success depends on a number of technical employees. Competition for highly skilled people with extensive experience in systems and applications software and advanced electronics is intense. Syntellect's inability to retain these employees could severely impact the Company's ability to conduct its business. The Company has never had a work stoppage and none of its employees are represented by a labor organization.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is information with respect to the names, ages, positions and offices held with Syntellect by the Executive Officers as of March 31, 1999.

  J. Lawrence Bradner, 47, became Syntellect's Chairman and Chief Executive Officer upon completion of the merger with Pinnacle on March 14, 1996. He had served as Chairman and Chief Executive Officer of Pinnacle and its wholly owned subsidiary, Telecorp, since their formation in 1991. From 1977 to 1990, Mr. Bradner was employed by Scientific-Atlanta, Inc. ("Scientific-Atlanta"), a leading provider of satellite and other telecommunications products based in Atlanta, Georgia. Mr. Bradner served as President of the Broadband Communications Business Division of Scientific-Atlanta and as Corporate Vice President from 1987 to 1990. Mr. Bradner holds a Bachelors Degree, with honors, in Industrial and Systems Engineering from the Georgia Institute of Technology and a Master of Business Administration Degree from Harvard Business School. Mr. Bradner assumed the positions of President and Chief Operating Officer of Syntellect with the resignation of Mr. Steve Nussrallah on March 31, 1998.

  Neal L. Miller, 39, became Syntellect's Corporate Vice President, Chief Financial Officer, Secretary and Treasurer in December 1995. In February 1998, Mr. Miller was promoted to Division President of SIS, the Company's Service Bureau business. Mr. Miller served as Division Finance Director/Controller for the Communications Division of Tandem Computers, Inc. from 1993 to 1995. Prior to that, Mr. Miller served as Vice President and Chief Financial Officer of American Software, Inc. from 1990 to 1993, and in various finance and sales positions with American Software from 1984 to 1990. Mr. Miller is a Certified Public Accountant and holds a Bachelors Degree in Business Administration, with honors, in Accounting from Georgia State University.

  Peter W. Pamplin, 44, served as Syntellect's Vice President and Controller since June 2, 1997. On August 13, 1998, Mr. Pamplin was promoted to Corporate Vice President, Chief Financial Officer, Secretary and Treasurer. Prior to joining the Company, Mr. Pamplin was employed by American Software, Inc. beginning in February 1985 and served as its Corporate Controller from August 1987 until May 1997. Mr. Pamplin holds a Bachelors Degree in Biochemistry and a Master of Business Administration Degree from Virginia Polytechnic Institute and State University.

  W. Scott Coleman, 43, has served as Syntellect's President--Call Center Systems since May 5, 1997. Mr. Coleman, together with former director Daniel
D. Ross, served in Syntellect's Office of the Chief Executive Officer from November 10, 1995 to March 14, 1996. On February 1, 1996, Mr. Coleman was promoted to the position of Syntellect's Senior Vice President and General Manager--Call Center Systems. Prior to that time, Mr. Coleman served as Syntellect's Vice President of Product Development from 1993 to 1995. Mr. Coleman has been involved in the voice processing industry since 1982, serving as Vice President of American Telesystems Corporation, where he was responsible for product strategy, business development and product development activities. Mr. Coleman holds a Master of Science Degree in Electrical Engineering from the Georgia Institute of Technology.

ITEM 2--PROPERTIES

  Syntellect's principal corporate offices are located in 38,904 square feet of leased space in Roswell, Georgia. This facility is also used for certain of the Company's sales and service bureau functions. The lease extends through 2001. In June 1996, the Company entered into a ten year lease for a new 70,564 square foot office facility in Phoenix, Arizona. This lease commenced in April 1997. The new facility has provided for expansion and consolidation of the Company's systems business, and includes space for customer support, research and development, sales, marketing, production, training and administrative functions.

  Syntellect leases a 1,619 square foot facility in Atlanta, Georgia for its National Transaction Center. This facility is used for the Home Ticket pay-per-view service and other service bureau applications offered through the Company's Syntellect Interactive Services subsidiary. The Company also leases five sales and support offices in the United States, including a 4,207 square foot facility in Lombard, Illinois, and one in London. Aggregate monthly rental payments for Syntellect's office facilities are approximately $130,900.

ITEM 3--LEGAL PROCEEDINGS

  Syntellect is from time to time involved in legal proceedings of a character normally incident to its business. Syntellect is not currently a party to any material pending legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Syntellect's shareholders during the fourth quarter of 1998.

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

                                                               High      Low
      Year Ended 1998                                          ----      ---
      1st Quarter............................................. $2 13/32  $1 5/8
      2nd Quarter.............................................  2 7/8     1 15/16
      3rd Quarter.............................................  2 1/2     1 1/16
      4th Quarter.............................................   3          15/16

                                                                High     Low
      Year Ended 1997                                           ----     ---
      1st Quarter.............................................. $4 3/4   $3 1/4
      2nd Quarter..............................................  3 7/8    2 11/32
      3rd Quarter..............................................  3 5/16   1 7/8
      4th Quarter..............................................  3 1/4    1 21/32

  On March 23, 1999, the closing sale price for Syntellect's common stock was $1 3/4 per share. On such date, there were 244 holders of record of Syntellect's common stock. This figure does not reflect beneficial ownership of shares held in nominee names. Syntellect has never declared or paid a cash dividend on its common stock. Syntellect presently intends to retain earnings for use in its business and does not anticipate paying cash dividends on its outstanding shares in the foreseeable future.

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

ITEM 6--SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with Syntellect's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from the consolidated financial statements of Syntellect Inc. The consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, and the report thereon, are included elsewhere herein.

  Statement of Operations Data (in thousands, except per share amounts)

                                            Years Ended December 31,
                                    --------------------------------------------
                                     1998     1997     1996      1995     1994
                                    -------  -------  -------  --------  -------
Net revenues......................  $47,953  $48,182  $55,305  $ 49,510  $57,396
Cost of revenues..................   22,658   25,678   27,783    26,147   28,065
                                    -------  -------  -------  --------  -------
    Gross margin..................   25,295   22,504   27,522    23,363   29,331
Operating expenses:
 Selling, marketing and
  administrative..................   20,386   19,463   21,383    23,026   19,263
 Product development..............    5,573    5,874    5,943     4,884    4,893
 Depreciation and amortization....    2,538    3,908    3,229     3,079    3,401
 Fixed asset write-down...........       --    1,303       --        --       --
 Special charge...................       --       --       --     8,800      879
                                    -------  -------  -------  --------  -------
    Total operating expenses......   28,497   30,548   30,555    39,789   28,436
                                    -------  -------  -------  --------  -------
Operating income (loss)...........   (3,202)  (8,044)  (3,033)  (16,426)     895
Gain on sale of patent portfolio..       --    7,860       --        --       --
Other income, net.................      584      304      253       302      297
                                    -------  -------  -------  --------  -------
Income (loss) before income
 taxes............................   (2,618)     120   (2,780)  (16,124)   1,192
Income tax expense (benefit)......       --      (21)      --       134       75
                                    -------  -------  -------  --------  -------
Net income (loss).................  $(2,618) $   141  $(2,780) $(16,258) $ 1,117
                                    =======  =======  =======  ========  =======
Earnings (loss) per share--
 diluted..........................  $  (.19) $   .01  $  (.21) $  (1.24) $   .08
                                    -------  -------  -------  --------  -------
Shares used in per share
 calculation......................   13,617   13,964   13,256    13,159   13,468
                                    =======  =======  =======  ========  =======

Balance Sheet Data (in thousands)

                                               As of December 31,
                                    --------------------------------------------
                                     1998     1997     1996      1995     1994
                                    -------  -------  -------  --------  -------
Working capital...................  $14,797  $13,488  $13,677  $ 17,443  $31,989
Total assets......................   32,133   34,808   34,808    39,719   51,395
Long-term debt, less current
 portion..........................      445      530      229       175      875
Shareholders' equity..............   19,813   22,186   22,021    24,176   39,538

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF PINNACLE INVESTMENT ASSOCIATES INC.

  On March 14, 1996, Syntellect completed its acquisition of Pinnacle Investment Associates Inc. ("Pinnacle") in a transaction accounted for as a pooling of interests. Pursuant to the terms of the merger, Syntellect issued 4,685,838 shares of common stock and assumed outstanding options belonging to Pinnacle stockholders for the purchase of an additional 740,848 shares of common stock at a weighted average exercise price of $1.04 per share. The common stock issued in this transaction had a total value of $20.5 million based on the fair market value of the common stock on the date of issuance. Pinnacle subsequently merged into its wholly owned subsidiary, Telecorp Systems, Inc. ("Telecorp"). Telecorp developed and distributed inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and health care industries, and operated a transaction-based service bureau designed primarily to process pay-per-view orders for the cable television industry. The financial position and results of operations of Syntellect and Pinnacle for all periods presented have been restated to give effect to the merger.

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

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Revenues

  Net revenues for 1998 remained stable at $48.0 million as compared to $48.2 million reported for 1997. Net revenues consist of System Sales, Service Bureau Revenues and Maintenance and Other Service Revenues, which represented 47%, 19% and 34% of net revenues, respectively, for 1998, and 51%, 20% and 29% of net revenues, respectively, for 1997.

  On May 12, 1998, the Company announced the release of Vista(TM), an open standards-based Interactive Communications Management ("ICM") software platform for enterprise customer call centers. Vista combines serveral call center technologies with a distributed client-server architecture, open standard components, web-based management system and a graphical application development tool. It provides customers with flexibility, scalability and efficiency, high degrees of redundancy, and superior processing performance. Vista Interactive Voice Response ("IVR") and Vista Computer Telephony Integration ("CTI") are currently available. Other available products include VocalPoint IVR, an open architecture system; Predictive Dialer, an outbound system; and Interactive Web Response ("IWR").

  System Sales for 1998 were $22.6 million, a decrease of $1.7 million, or 7%, over the $24.3 million reported for 1997. The third quarter of 1998 marked the first recognition of revenues from the Company's Vista IVR product in the amount of $1.5 million. The fourth quarter of 1998 included $1.9 million of Vista revenues for a total of $3.4 million for 1998, or 15% of total System Sales.

  The decrease in System Sales was caused by strong System Sales revenue in the first quarter of 1997 of $8.7 million relative to the first quarter of 1998 of $4.3 million. Revenues from the other major product lines decreased in 1998 including VocalPoint IVR which declined from $14.6 million to $13.6 million, or 7%. With the introduction of Vista, the Company's backlog at December 31, 1998 includes $9 million of Vista orders out of a total of $15.4 million. As the Vista product line gains acceptance, the Company will continue to experience a decline in sales and system revenues from its VocalPoint products.

  Service Bureau Revenues decreased $824,000, or 8.5%, between the comparable years which includes the Company's Home Ticket, a pay-per-view service for cable television providers which is offered through the Company's SIS subsidiary. The cable TV industry has experienced a decline in the consumer purchases of pay-per-view events which resulted in lower than expected transaction processing fees by the Company. Offsetting the decline in pay-per-view buy rates, the Service Bureau has offered other outsourced electronic capabilities including benefits enrollment, broadcast faxing, call center processing, audiotext, and dealer locators. The Company expects that these outsourced services of the business will continue to grow in 1999.

  Maintenance and Other Service Revenues increased $2.4 million, or 17%, between the comparable years. The increase is primarily due to settlements of patent lawsuits for which the Company retained economic rights after the sale of the patent portfolio in October 1997. Patent revenues increased 142% from $1.2 million in 1997 to $2.9 million in 1998. The Company is still pursuing certain litigation against third parties but the timing and payments, if any, from potential settlements are uncertain after 1998.

  Domestic and International Sales for 1998 were $37.5 million, or 78%, and $10.5 million, or 22%, of total revenues, respectively, compared to $36.8 million, or 76%, and $11.4 million, or 24% of total revenues, respectively, for 1997.

Gross Margin

  The gross margin percentage for the year ended December 31, 1998 was 53% of net revenues, as compared with 47% for the year ended December 31, 1997. Gross margins on System Sales increased from 34% to 42% between years primarily due to the proportion of fixed costs in overhead relative to the decline in revenues and change in product mix caused by the introduction of the Vista product line. Gross margins for the Service Bureau increased from 39% to 44% between years as a result of lower fixed costs, lower negotiated transport rates and an increase in revenues that did not have incremental transport costs. Gross margins for Maintenance and Other Service Revenues decreased from 74% to 73% between years and may continue to decline because patent revenues maintain a high gross margin and are doubtful beyond the fourth quarter of 1998. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a year-to-year basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for 1998 are not necessarily indicative of the results to be expected for future periods.

Operating Expenses

  Operating expenses for 1998 were $28.5 million, a decrease of $2 million, or 7%, from the $30.5 million reported for 1997. Included in 1997 was a fixed asset write-down of $1.3 million which partially caused the decrease in depreciation and amortization expense in 1998 by $1.4 million, or 35%. Selling, marketing, and administrative expenses increased $923,000, or 5%, primarily due to costs associated with the increase in revenues from patent lawsuit settlements and an increase in allowance for doubtful accounts. Research and development costs decreased $301,000, or 5%.

Net Income (Loss)

  Syntellect reported a net loss of $2.6 million, or $(.19) per share, for 1998, compared to a net income of $141,000, or $.01 per share, for 1997. Net income for 1997 included a fixed asset write-down and a gain on the sale of the patent portfolio. Excluding these effects, the Company incurred a net loss of $6.4 million for 1997, or $(.48) per share.

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

  System Sales for 1997 were $24.3 million, a decrease of $7.5 million, or 23%, over the $31.8 million reported for 1996. System sales include sales of core and non-core products. Core product sales include the Company's primary inbound product line, VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; Computer Telephony Integration ("CTI"); and Interactive Web Response ("IWR"). Non-core products, Premier and Premier 030 IVR systems and the VocalPoint Audio Response Unit ("ARU"), declined $6.5 million, or 53%, between comparable periods and the Company expects these revenues to continue to decline over time as the Company migrates its customer base to the core product offerings.

  The decrease in System Sales was related to two major factors. First, in late 1996, the Company introduced its new product and marketing strategy around the Interactive Communications Management ("ICM") solution set. This strategy is designed to sell a more complex, fully-integrated and higher value solution. As the Company began introducing this strategy, the average selling price of new customer orders began to increase. This resulted in an elongation of the selling cycle as the Company experienced more involvement from executive management and third party consultants in the prospective customer base. Second, the change in management of the Company associated with the merger with Pinnacle, combined with the change in the sales and marketing strategy, resulted in a significant turnover in the Company's sales force beginning in early 1997. The Company believes that there is a direct relationship between system sales volume and the number of sales representatives employed. The Company made significant progress in increasing the size of the direct sales force from its lowest levels in 1997 as it entered into 1998.

  Service Bureau Revenues increased $465,000, or 5.0%, between the comparable years primarily from the Company's Home Ticket, a pay-per-view service for cable television providers which is offered through the Company's SIS subsidiary. Maintenance and Other Service Revenues decreased $126,000, or 1%, between the comparable years. This decrease results from a $1.2 million decrease in patent revenue (see Note 13 of the Notes to Consolidated Financial Statements) and a $1.1 million increase in maintenance and other services between periods.

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

  Operating expenses for 1997 were $30.5 million, a decrease of $7,000, or .02%, from the $30.6 million reported for 1996, which includes a fixed asset write-down of $1.3 million discussed below. Excluding this write-down, operating expenses would have been $29.2 million, a decrease of $1.3 million, or 4%, as compared to 1996. Selling, marketing and administrative expenses decreased $1.9 million, or 9%, between years. This decrease resulted primarily from the lowering of expenses which vary with revenues and profits and lower expenses associated with the reductions in personnel that were completed in 1997 as part of overall consolidation plans. Research and development expenses remained flat between years. The Company reallocated its development resources to the development of market-driven features and upgrades for the Company's core product lines and away from its non-core products. Depreciation and amortization expense increased $679,000, or 21%, between years as a result of capital expenditures in 1996 and 1997, primarily additional equipment required for the expansion of the Company's Service Bureau operation and the Company's move to a new Phoenix, Arizona facility in April 1997.

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

Gain on Sale of Patent Portfolio

  The Company recognized a gain on sale of $7.9 million due to the terms of a Patent Assignment Agreement by and among the Company, Syntellect Technology Corporation, a wholly owned subsidiary of the Company ("STC"), and Aspect Telecommunications Corporation ("ATC"). The Company and STC assigned to ATC their respective patent portfolios and related applications worldwide. The Company received consideration of $10 million, $5 million of which was paid at closing and $5 million of which is payable in 20 equal quarterly installments of $250,000 on the last day of each calendar quarter, under a promissory note maturing December 31, 2002. This note bears no interest and consequently had a present value of $4 million. As an additional consideration under the agreement, the Company has retained certain economic rights, including the right to pursue certain litigation against third parties. In September 1998, the third party paid the balance of the $3.7 million promissory note.

Net Income (Loss)

  Syntellect reported a net income of $141,000, or $.01 per share, for 1997, compared to a net loss of $2.8 million, or $(.21) per share, for 1996. Excluding the effects of the fixed asset write-down and the gain on sale of the patent portfolio, the Company incurred a net loss for 1997 of $6.4 million, or $(.48) per share.

LIQUIDITY AND CAPITAL RESOURCES

  Syntellect had working capital of $14.8 million at December 31, 1998, compared with $13.5 million at December 31, 1997, and the current ratio was 2.2:1 and 2.1:1 on such dates, respectively. Cash, cash equivalents and marketable securities available-for-sale at the end of 1998 totaled $11.5 million compared with the $10.5 million reported at the end of 1997. The Company used $1.2 million in cash flows from operating activities during 1998, received $191,000 in proceeds from issuance of common stock, added $166,000 in long-term debt related to capital leases for additional telephone equipment, purchased $2 million of property and equipment, and paid $194,000 in principal payments on long-term debt. Receivables, net of reserves were $11.2 million at December 31, 1998, an increase of $300,000 from the $10.9 million reported at December 31, 1997. The average collection period for trade receivables decreased from 89 days at December 31, 1997 to 79 days at December 31, 1998. The allowance for doubtful accounts decreased from $1.2 million at December 31, 1997 to $932,000 at December 31, 1998. In October 1997, the Company sold its patent portfolio to a third party for $10 million. The Company received $5 million in cash and a $5 million promissory note maturing on December 31, 2002. In September 1998, the third party paid the remaining balance of the $3.7 million promissory note.

  Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities will be sufficient to support the Company's operations during 1999. The Company does not believe that inflation has had a material effect on its business, however, there can be no assurance that inflation in the future will not cause an adverse effect on operating results. The Company negotiated a $2.0 million revolving credit agreement with a commercial bank during 1996 to replace an existing $500,000 credit line. In 1996, the Company used $1.1 million of the available credit line to secure a letter of credit as a security deposit on the Company's new facility in Phoenix, Arizona. On November 7, 1997, the Board of Directors approved the termination of this line of credit. The $1.1 million letter of credit is now secured by a mortgage-backed security held in the Company's available-for-sale portfolio and accordingly, this marketable security is restricted as to the disposal by such letter of credit agreement. In 1998, the Illinois sales office was moved to a new location. The Company issued a letter of credit of $125,000 as a security deposit that is secured by a certificate of deposit held in the Company's available-for-sale portfolio and accordingly, this marketable security is restricted as to the disposal by such letter of credit agreement.

  On November 13, 1998, the Board of Directors of Syntellect approved the stock buyback plan to purchase up to 1.5 million shares of its stock over the next two years. As of December 31, 1998, the Company has repurchased 3,500 shares.

YEAR 2000 COMPLIANCE

  The Year 2000 issue is related to the date-sensitive computer programs and applications using two digits rather than four to designate the year. After January 1, 2000, these systems may incorrectly recognize the year as 1900 causing system failures or incorrect processing of financial information.

  The Company is addressing the Year 2000 compliance issues. The Company's state of readiness can be explained via three elements: (1) information technology ("IT") and non-IT systems, (2) external customers on maintenance, and (3) third party issues, as listed in the table below:

                                              YEAR 2000
  ISSUE            DESCRIPTION                COMPLIANT      STATUS
--------------------------------------------------------------------------------------
  IT-internal      Production problems        Yes            Installed and in
   financial       necessitated an upgrade                   production
   system          to new version of current
                   software

--------------------------------------------------------------------------------------
  IT-systems       Internal hardware and      In progress    Plan in place to evaluate
                   software, primarily                       internal hardware and
                   desktop PC's, servers,                    software which is
                   and SIS Transaction                       currently being executed
                   Center equipment                          with deadline of
                                                             completion by early
                                                             fourth quarter of 1999.
                                                             Purchase of new equipment
                                                             requires vendors'
                                                             warranty of being Year
                                                             2000 compliant.

--------------------------------------------------------------------------------------
  Non-IT systems   Building and equipment     In progress    Completion by end of
                                                             second quarter of 1999.

--------------------------------------------------------------------------------------
  External         Inform customers as to     Not applicable All maintenance customers
   customers on    whether product purchased                 have been informed via
   Maintenance     is Year 2000 compliant                    letter as to status of
                   and options in migrating                  their product and options
                   to versions which are                     available.
                   compliant

--------------------------------------------------------------------------------------
  Third party      Assess third party         In progress    Ongoing assessment in
  issues           risks--                                   place via accessing
                   primarily suppliers                       suppliers' WEB page via
                                                             the Internet and direct
                                                             contact with suppliers.

  Costs related to remedying Year 2000 compliance issues are not fully known at this time. The Company is currently analyzing the issues as stated above. The following table provides the status as currently known:

  ISSUE                    COSTS                    REASON
----------------------------------------------------------------------------------
  IT-internal financial    None                     Production problems required
   system                                           the Company to upgrade to new
                                                    version of current software
                                                    regardless of Year 2000
                                                    compliance issue.
----------------------------------------------------------------------------------
  IT-systems               Unknown                  Evaluation of PC related
                                                    hardware and software has been
                                                    integrated into current
                                                    staffs' responsibilities and
                                                    has not required additional
                                                    assistance. At this time, the
                                                    Company does not anticipate
                                                    the costs to remedy this issue
                                                    to be material.
                           $490,000 (1998)          Cost to upgrade equipment in
                           $700,000 (1999 estimate) the Service Bureau Transaction
                                                    Center to improve
                                                    functionality and address Year
                                                    2000 compliance issues.
----------------------------------------------------------------------------------
  Non-IT systems           Not material             Completion of projects has
                                                    been integrated into current
                                                    staffs' responsibilities.
----------------------------------------------------------------------------------
  Third party suppliers    Not material             Evaluation of suppliers has
                                                    been integrated into current
                                                    staffs' responsibilities and
                                                    has not required additional
                                                    assistance.
----------------------------------------------------------------------------------
  External customers       $25,000                  Administration of customer
                                                    letters and coordination of
                                                    project


  Major risks caused by Year 2000 compliance are primarily related to customers. The Company has reviewed the current products available to customers and has determined that all are Year 2000 compliant. Of the products still supported under maintenance contracts, VocalPoint ARU (Audio Response
Unit) is not Year 2000 compliant and will not be made so. ARU customers have been notified of this issue and informed that maintenance contracts of this product will be discontinued by December 31, 1999. The Company will be extending services to these customers on a time and materials basis as their maintenance contracts expire. Total exposure for lost maintenance revenue from this product line is approximately $1.9 million annually based on 1998 revenues earned. The time and materials services plus any ARU customers who choose to migrate to a current product that is Year 2000 compliant will mitigate the exposure of lost ARU maintenance revenue. As of December 31, 1998, the Backlog included $2.6 million of orders converting ARU customers to Vista.

  Other customers may also be on earlier versions of current products, which are not Year 2000 compliant. As described above, the Company has notified all customers on maintenance as to whether products purchased are Year 2000 compliant and options in migrating to the Company's current products which are on versions that are Year 2000 compliant. The risk of lost revenue is unknown at this time but the Company is in progress of assessing this risk and determining any possible contingency plans.

  Because costs related to this project are based on estimates by management of the Company, there is no assurance that actual costs will not differ materially from the current expectations which may cause an adverse effect on the Company's financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." On January 1, 1998, the Company adopted SOP 97-2 which is effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement did not have a material impact on the Company's consolidated financial statements for the fiscal year 1998.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." On January 1, 1998, the Company adopted SFAS No. 130, which is effective for fiscal years beginning December 15, 1997. Comprehensive income includes all changes in equity during a period except those resulting in investments by owners and distribution to owners.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for fiscal periods beginning after December 15, 1997 and has been adopted by the Company beginning with the reporting of fiscal year 1998.

OPERATING BUSINESS SEGMENTS

  An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. The Company has three operating segments which are organized around differences in products and services: Systems; Service Bureau; and Patents (see Note 13).

  Systems is the operating segment which has products and services including IVR, IWR, CTI, predictive dialing technologies, and maintenance. Expenditures for Segment Assets for the year ended December 31, 1998 were $1.1 million as compared to $2.0 million for the year ended December 31, 1997. The decrease is due to the Company's effort to control the expenditures for capital assets. Segment Assets as of December 31, 1998 was $28 million as compared to $27 million as of December 31, 1997. Included in System's Segment Assets are cash, cash equivalents, and marketable securities available-for-sale for the Company which increased $1 million year-over-year.

  Service Bureau is the operating segment which has products and services including Home Ticket pay-per-view, Hot Spots, Call Redirect, Cyberstats, and a variety of outsourced electronic capabilities such as benefits enrollment and broadcast faxing. Expenditures for Segment Assets for Service Bureau increased by $244,000 in 1998 as compared to 1997. This was caused primarily for purchases to upgrade equipment in the Transaction Center to improve functionality and to address Year 2000 compliance issues.

  Patents is the operating segment which held the Company's patent portfolio. In October 1997, the Company sold the patent portfolio to a third party for $10 million. The Company received cash of $5 million paid at closing and a $5 million promissory note. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. In September 1998, the third party paid in full the remaining balance of the promissory note. Revenues from Customers include payments for settlement of patent lawsuits. The Company is still pursuing certain litigation against third parties but the timing and payments, if any, from potential settlements are uncertain after 1998. The Segment Income(loss) for the year ended December 31, 1997 includes $7.9 million gain on sale of the patent portfolio.

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

  The Company's exposure to market risk for changes in interest rates relates to its cash investment portfolio. The Company's general policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and interest rate risk. Investments are placed in instruments with high credit quality issuers. All liquid investments with a maturity date of three months or less are classified as cash equivalents and investments with a maturity date between three and twelve months are classified as marketable securities (see Note 4). The average interest rate on marketable securities is 4.9%. The Company does not expect any material loss with respect to its cash investment portfolio since marketable securities have generally been held until maturity and unrealized gains and losses are negligible.

  The Company's only long-term liabilities are capital lease obligations at a fixed rate. Therefore, the Company does not believe there is any material exposure to market risk changes in interest rates as it relates to its current or long-term liabilities.

Foreign Currency Exchange Rate Risk

  The Company invoices all international customers in U. S. dollars except customers of the Company's United Kingdom (U.K.) subsidiary which are invoiced in Sterling. The U.K. subsidiary's financials including balance sheet, revenue, and operating expenses are transacted in Sterling. Therefore, the Company's exposure to foreign currency exchange rate risk occurs when translating the financial results of the U.K. subsidiary to U.S. dollars in consolidation. At this time, the Company does not use instruments to hedge its foreign exposure in the U.K. because the effect of foreign exchange rate fluctuations are not material.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

  The Independent Auditors' Report of KPMG LLP and the Consolidated Financial Statements of Syntellect, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, follows:

                         Independent Auditors' Report

The Board of Directors and Shareholders
Syntellect Inc.:

  We have audited the accompanying consolidated balance sheets of Syntellect Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntellect Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Atlanta, Georgia
February 12, 1999

                        SYNTELLECT INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                           December 31, 1998 and 1997
                      (in thousands, except share amounts)

                                                               1998     1997
                                                              -------  -------
                           Assets
Current assets:
 Cash and cash equivalents................................... $ 3,236  $ 2,290
 Marketable securities ($1.2 million restricted at December
  31, 1998 and $1.1 million restricted at December 31,
  1997)......................................................   8,298    8,233
 Trade receivables, net of allowance for doubtful accounts of
  $932 and $1,199 at December 31, 1998 and 1997,
  respectively...............................................  11,202   10,894
 Notes receivable-current portion............................      --      856
 Inventories.................................................   2,973    2,593
 Prepaid expenses............................................     963      714
                                                              -------  -------
  Total current assets.......................................  26,672   25,580
                                                              -------  -------
Property and equipment, net..................................   5,429    5,813
Notes receivable--noncurrent portion.........................      --    3,361
Other assets.................................................      32       54
                                                              -------  -------
Total assets................................................. $32,133  $34,808
                                                              =======  =======
            Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable............................................ $ 2,560  $ 2,160
 Accrued liabilities.........................................   3,278    5,471
 Customer deposits...........................................   3,080    1,081
 Deferred revenue............................................   2,717    3,197
 Capital lease obligations--current portion..................     240      183
                                                              -------  -------
  Total current liabilities..................................  11,875   12,092
                                                              -------  -------
Capital lease obligations, less current portion..............     445      530
                                                              -------  -------
  Total liabilities..........................................  12,320   12,622
                                                              -------  -------
Shareholders' equity:
 Preferred stock, $.01 par value. Authorized 2,500,000
  shares; no shares issued or outstanding....................     --       --
 Common stock, $.01 par value. Authorized 25,000,000 shares;
  issued 13,699,095 and 13,576,761, respectively.............     137      136
 Additional paid-in capital..................................  60,917   60,727
 Deferred compensation.......................................      --      (33)
 Accumulated deficit......................................... (40,072) (37,454)
 Accumulated other comprehensive loss........................     (21)     (49)
                                                              -------  -------
                                                               20,961   23,327
Treasury stock, at cost, 179,232 and 175,732 shares,
 respectively................................................  (1,148)  (1,141)
                                                              -------  -------
  Total shareholders' equity.................................  19,813   22,186
                                                              -------  -------
Commitments (note 8).........................................     --       --
                                                              -------  -------
Total liabilities and shareholders' equity................... $32,133  $34,808
                                                              =======  =======

          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income
                  Years ended December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)

                                                      1998     1997     1996
                                                     -------  -------  -------
Net revenues:
 System sales....................................... $22,585  $24,349  $31,811
 Service bureau.....................................   8,925    9,749    9,284
 Maintenance and other services.....................  16,443   14,084   14,210
                                                     -------  -------  -------
  Total net revenues................................  47,953   48,182   55,305
                                                     -------  -------  -------
Cost of revenues:
 System sales.......................................  13,189   16,093   18,645
 Service bureau.....................................   5,025    5,967    5,560
 Maintenance and other services.....................   4,444    3,618    3,578
                                                     -------  -------  -------
  Total cost of revenues............................  22,658   25,678   27,783
                                                     -------  -------  -------
Gross margin........................................  25,295   22,504   27,522
                                                     -------  -------  -------
Operating expenses:
 Selling, marketing and administrative..............  20,386   19,463   21,383
 Research and development...........................   5,573    5,874    5,943
 Depreciation and amortization......................   2,538    3,908    3,229
 Fixed asset write-down.............................      --    1,303       --
                                                     -------  -------  -------
  Total operating expenses..........................  28,497   30,548   30,555
                                                     -------  -------  -------
  Operating loss....................................  (3,202)  (8,044)  (3,033)
                                                     -------  -------  -------
Other income (expense), net:
 Interest income, net...............................     629      355      341
 Gain on sale of patent portfolio...................      --    7,860       --
 Gain on sale of SNS................................      --       47       --
 Other expense, net.................................     (45)     (98)     (88)
                                                     -------  -------  -------
  Total other income, net...........................     584    8,164      253
                                                     -------  -------  -------
  Income (loss) before income taxes.................  (2,618)     120   (2,780)
Income tax (benefit) expense........................      --      (21)      --
                                                     -------  -------  -------
  Net income (loss)................................. $(2,618) $   141  $(2,780)
                                                     =======  =======  =======
Earnings (loss) per common share--basic............. $  (.19) $   .01  $  (.21)
                                                     =======  =======  =======
Earnings (loss) per common share--diluted........... $  (.19) $   .01  $  (.21)
                                                     =======  =======  =======
Weighted average shares--basic......................  13,441   13,328   13,256
                                                     =======  =======  =======
Weighted average shares--diluted....................  13,441   13,788   13,256
                                                     =======  =======  =======
Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustment............      16     (179)     276
 Unrealized gain on marketable securities...........      12        1       10
                                                     -------  -------  -------
Other comprehensive income (loss)...................      28     (178)     286
                                                     -------  -------  -------
Comprehensive loss.................................. $(2,590) $   (37) $(2,494)
                                                     =======  =======  =======

          See accompanying notes to consolidated financial statements.

                       SYNTELLECT INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity
                 Years Ended December 31, 1998, 1997 and 1996
                     (In thousands, except share amounts)

                             Common Stock
                          ------------------- Additional                           Accumulated                Total
                                     $.01 Par  Paid-in     Deferred   Accumulated Comprehensive Treasury  Shareholders'
                            Shares    Value    Capital   Compensation   Deficit   Income(Loss)   Stock       Equity
                          ---------- -------- ---------- ------------ ----------- ------------- --------  -------------
Balance at January 1,
 1996...................  13,381,753   $134    $60,246       $(91)     $(34,815)      $(157)    $(1,141)     $24,176
Issuance of common stock
 upon exercise of stock
 options................      49,533      1        143        --            --          --          --           144
Issuance of common stock
 under employee stock
 purchase plan..........      46,841    --         156        --            --          --          --           156
Amortization of deferred
 compensation related to
 stock options..........         --     --         --          39           --          --          --            39
Net loss................         --     --         --         --         (2,780)        --          --        (2,780)
Foreign currency
 translation
 adjustment.............         --     --         --         --            --          276         --           276
Net unrealized holding
 gain on marketable
 securities.............         --     --         --         --            --           10         --            10
                          ----------   ----    -------       ----      --------       -----     -------      -------
  Balance at December
   31, 1996.............  13,478,127    135     60,545        (52)      (37,595)        129      (1,141)      22,021
Issuance of common stock
 upon exercise of stock
 options................      13,739    --          34        --            --          --          --            34
Issuance of common stock
 under employee stock
 purchase plan..........      84,895      1        148        --            --          --          --           149
Amortization of deferred
 compensation related to
 stock options..........         --     --         --          19           --          --          --            19
Net income..............         --     --         --         --            141         --          --           141
Foreign currency
 translation
 adjustment.............         --     --         --         --            --         (179)        --          (179)
Net unrealized holding
 gain on marketable
 securities.............         --     --         --         --            --            1         --             1
                          ----------   ----    -------       ----      --------       -----     -------      -------
  Balance at December
   31, 1997.............  13,576,761    136     60,727        (33)      (37,454)        (49)     (1,141)      22,186
Issuance of common stock
 upon exercise of stock
 options................      31,193    --          33        --            --          --          --            33
Issuance of common stock
 under employee stock
 purchase plan..........      91,141      1        157        --            --          --          --           158
Amortization of deferred
 compensation related to
 stock options..........         --     --         --          33           --          --          --            33
Net loss................         --     --         --         --         (2,618)        --          --        (2,618)
Foreign currency
 translation
 adjustment.............         --     --         --         --            --           16         --            16
Net unrealized holding
 gain on marketable
 securities.............         --     --         --         --            --           12         --            12
Purchase of 3,500 shares
 of treasury stock......         --     --         --         --            --          --           (7)          (7)
                          ----------   ----    -------       ----      --------       -----     -------      -------
  Balance at December
   31, 1998.............  13,699,095   $137    $60,917       $--       $(40,072)      $ (21)    $(1,148)     $19,813
                          ==========   ====    =======       ====      ========       =====     =======      =======

         See accompanying notes to consolidated financial statements.

                       SYNTELLECT INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Years ended December 31, 1998, 1997 and 1996
                                (in thousands)

                                                      1998     1997     1996
                                                     -------  -------  -------
Cash flows from operating activities:
 Net income (loss).................................. $(2,618) $   141  $(2,780)
                                                     -------  -------  -------
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Gain on sale of patent portfolio..................      --   (7,860)      --
  Depreciation and amortization.....................   2,538    3,908    3,229
  Fixed asset write-down............................      --    1,303       --
  Provision for doubtful accounts...................     597      493      480
  Provision for inventory obsolescence..............      --       30       36
  Stock option compensation expense.................      33       19       39
  (Increase) decrease in accounts receivable........    (905)   1,908    1,235
  (Increase) decrease in inventories................    (380)   1,462      799
  Increase (decrease) in accounts payable...........     400      858   (2,355)
  Decrease in accrued liabilities...................  (2,193)    (858)  (1,065)
  Change in other assets and liabilities............   1,292      691    1,997
                                                     -------  -------  -------
  Net cash provided by (used in) operating
   activities.......................................  (1,236)   2,095    1,615
                                                     -------  -------  -------
Cash flows from investing activities:
 Purchase of marketable securities.................. (23,289) (23,851) (11,825)
 Sales of marketable securities.....................      --       --      851
 Maturities of marketable securities................  23,236   16,894   13,934
 Purchase of property and equipment.................  (1,988)  (2,717)  (4,741)
 Proceeds from notes receivables....................   4,217       --       --
 Proceeds from sale of patent portfolio.............      --    5,000       --
 Proceeds from disposition of SNS subsidiary........      --      300       30
 Proceeds from other sales..........................      --       --      110
                                                     -------  -------  -------
   Net cash provided by (used in) investing
    activities......................................   2,176   (4,374)  (1,641)
                                                     -------  -------  -------
Cash flows from financing activities:
 Proceeds from sale of common stock.................     191      183      300
 Purchase of treasury stock.........................      (7)      --       --
 Principal payments on long-term debt...............    (194)    (363)    (747)
                                                     -------  -------  -------
   Net cash used in financing activities............     (10)    (180)    (447)
Effect of exchange rates on cash....................      16     (179)     276
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................     946   (2,638)    (197)
Cash and cash equivalents at beginning of year......   2,290    4,928    5,125
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $ 3,236  $ 2,290  $ 4,928
                                                     =======  =======  =======
Supplemental disclosure of cash flow information:
   Cash paid for interest........................... $    68  $    97  $    33
                                                     =======  =======  =======
   Cash paid for income taxes....................... $     2  $     5  $   276
                                                     =======  =======  =======

Noncash Investing and Financing Activities:

  The Company entered into two capital lease obligations of $61 and $105 in 1998 for additions to its existing telephone system and $559 during 1997 for furniture for the new Phoenix, Arizona facility.

         See accompanying notes to consolidated financial statements.

                       SYNTELLECT INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

 Nature of Business and Principles of Consolidation

  Syntellect Inc. develops, markets, and integrates voice and information processing systems and application software worldwide. The Company offers a diversified product line which includes both inbound voice processing and outbound predictive dialer products, a worldwide distribution network, and a vertical market focus in the financial services, media, telecommunications and healthcare industries. Syntellect also provides an interactive transaction-based service bureau for those customers who prefer to outsource their voice processing applications, including cable and satellite pay-per-view orders and employee benefits enrollment.

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

 Revenue Recognition

  Syntellect recognizes revenue from sales of systems and services in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Prior to January 1, 1998, Syntellect recognized revenue in accordance with SOP 91-1.

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

                       December 31, 1998, 1997 and 1996

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

 Warranty Expense

  Syntellect generally provides customers with product warranties for periods ranging from three months to six months after shipment. The Company has provided a reserve for estimated warranty expense.

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

 Stock-Based Compensation

  Prior to January 1, 1996, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

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

  The consolidated financial statements herein have been restated to include the accounts of Pinnacle for 1996.

(3) Disposition of Syntellect Network Systems Inc. Subsidiary and Patent
Portfolio

  In April 1996, the Company sold its Syntellect Network Systems Inc. subsidiary ("SNS") under a stock purchase agreement with an unrelated third party. Under the agreement, the Company sold all of the issued and outstanding shares of SNS common stock for $720,000. The Company received $30,000 of the sales price in cash at closing with the remaining $690,000 to be received in 23 monthly installments of $30,000, without interest, beginning May 1996. The Company recognized the gain on this transaction on a cash collected basis. In 1998, the third party filed bankruptcy and the Company was unable to collect and recognize the balance of $180,000 in deferred gain on sale.

  In October 1997, the Company sold its patent portfolio to a third party for $10 million. The Company received cash of $5 million paid at closing and a $5 million promissory note payable in 20 equal quarterly installments of $250,000, maturing on December 31, 2002. This note bears no interest and consequently had a present value of approximately $4 million based on the Company's incremental borrowing rate of 8.5%. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. As a result of this transaction, the Company reported a gain on the patent portfolio sale of $7.9 million in 1997. In September 1998, the third party paid in full the remaining balance of the promissory note.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

(4) Marketable Securities

  The Company has classified all marketable securities as available-for-sale at December 31, 1998 and 1997. The amortized cost, gross unrealized holding gains and losses and fair value of the available-for-sale securities by major security type are as follows:

                                                     (in thousands)
                                         --------------------------------------
                                                     Gross      Gross
                                                   Unrealized Unrealized
                                         Amortized  Holding    Holding    Fair
                                           Cost      Gains      Losses   Value
                                         --------- ---------- ---------- ------
   As of December 31, 1998
   -----------------------
   Mortgage-backed securities..........   $7,073      $ 6        $--     $7,079
   Mortgage-backed securities:
    restricted.........................    1,088       --         --      1,088
   Certificate of deposit: restricted..      131       --         --        131
                                          ------      ---        ---     ------
                                          $8,292      $ 6        $--     $8,298
                                          ======      ===        ===     ======
   As of December 31, 1997
   -----------------------
   Mortgage-backed securities..........   $7,188      $--        $(4)    $7,184
   U.S. Treasury securities:
    restricted.........................    1,051       --         (2)     1,049
                                          ------      ---        ---     ------
                                          $8,239      $--        $(6)    $8,233
                                          ======      ===        ===     ======

  All marketable securities held at December 31, 1998 have contractual maturities of one year or less. There were no sales of securities classified as available-for-sale for the years ended December 31, 1998 and 1997.

(5) Inventories

  Inventories consist of the following:

                                                               (in thousands)
                                                               ----------------
                                                                December 31,
                                                                1998     1997
                                                               -------  -------
   Finished goods............................................. $   795  $   913
   Purchased components.......................................   1,746    2,742
   Repair, warranty and maintenance inventories...............   2,695    2,346
                                                               -------  -------
                                                                 5,236    6,001
   Less allowance for obsolescence............................  (2,263)  (3,408)
                                                               -------  -------
                                                               $ 2,973  $ 2,593
                                                               =======  =======

  The Company contracts with several third parties to perform on-site hardware maintenance for customers in certain geographic areas. Inventory held by the Company for the third party maintenance program is included in repair, warranty and maintenance inventory.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

(6) Property and Equipment

  Property and equipment consist of the following:

                                                                      (in
                                                                  thousands)
                                                                 --------------
                                                                 December 31,
                                                                  1998    1997
                                                                 ------  ------
   Furniture, fixtures and computer equipment................... $8,521  $7,074
   Service bureau equipment.....................................  5,371   4,671
   Leasehold improvements.......................................    492     394
                                                                 ------  ------
                                                                 14,384  12,139
   Less accumulated depreciation and amortization............... (8,955) (6,326)
                                                                 ------  ------
                                                                 $5,429  $5,813
                                                                 ======  ======

  During 1997, the Company wrote off all fully depreciated property and equipment.

  In 1997, the Company assessed its long-lived assets in accordance with SFAS No. 121 and recorded a write-down of $1.3 million. This charge represents the amount by which the carrying amount of the assets exceeded the fair value of the assets. Fair value was determined based on the future net cash flows expected to be generated by the assets.

(7) Accrued Liabilities

  Accrued liabilities consist of the following:

                                                                       (in
                                                                   thousands)
                                                                  -------------
                                                                  December 31,
                                                                   1998   1997
                                                                  ------ ------
   Accrued compensation and benefits............................. $1,671 $2,427
   Accrued legal and accounting..................................    223    425
   Accrued royalties.............................................    239    494
   Other accrued liabilities.....................................  1,145  2,125
                                                                  ------ ------
                                                                  $3,278 $5,471
                                                                  ====== ======

(8) Credit Facilities and Lease Commitments

  Credit facilities:

  In July 1996, the Company negotiated a new $2.0 million revolving credit agreement with a commercial bank to replace its prior credit facilities. The new line of credit was collateralized by accounts receivable and accrued interest at the prime rate. There were no amounts outstanding on this line of credit at December 31, 1997 or 1996, however, the Company used $1.1 million of the available credit line at December 31, 1996 to secure a letter of credit to be used as a security deposit on the Company's new facility in Phoenix, Arizona. On November 7, 1997, the Board of Directors approved the termination of this line of credit. The $1.1 million letter of credit is now secured by a marketable security held in the Company's available-for-sale portfolio and accordingly this marketable security is restricted as to the disposal by such letter of credit agreement.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

  Capital leases consist of the following:

                                                                    (in
                                                                thousands)
                                                               --------------
                                                               December 31,
                                                                1998    1997
                                                               ------  ------
   Capital lease obligations with interest ranging from 9.43%
    to 10%, collateralized by equipment......................  $  685  $  713
   Less current portion......................................    (240)   (183)
                                                               ------  ------
                                                               $  445  $  530
                                                               ======  ======

  Equipment held under capital lease is included in property and equipment as follows:

                                                                      (in
                                                                   thousands)
                                                                  -------------
                                                                  December 31,
                                                                   1998   1997
                                                                  ------  -----
   Furniture, fixtures and computer equipment.................... $1,069  $ 900
   Less accumulated amortization.................................   (432) ( 214)
                                                                  ------  -----
                                                                  $  637  $ 686
                                                                  ======  =====

  The Company leases office facilities and various equipment under noncancellable operating leases that expire at various dates through 2007. In June 1996, the Company entered into a ten year lease for a new 70,564 square foot office facility in Phoenix. The lease commenced in April 1997 at an initial monthly rate of $61,000. Rental expense under operating leases was $1.8 million in 1998, $1.6 million in 1997, and $1.4 million in 1996. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments at December 31, 1998 are as follows:

                                                                (in thousands)
                                                               -----------------
                                                               Capital Operating
      Year                                                     Leases   Leases
      ----                                                     ------- ---------
      1999....................................................  $298    $ 1,667
      2000....................................................   246      1,607
      2001....................................................   194      1,315
      2002....................................................    43      1,085
      2003....................................................    --      1,063
      Thereafter..............................................    --      3,392
                                                                ----    -------
      Total minimum lease payments............................  $781    $10,129
                                                                ----    -------
      Less amounts representing interest......................   (96)
                                                                ----
      Net minimum lease payments..............................  $685
                                                                ====

(9) Litigation

  Syntellect is involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

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

  Syntellect adopted a non-employee director stock plan in 1995 that provides for the issuance of up to 50,000 shares of common stock to eligible participants under non-qualified stock option grants. Under the plan, non-employee directors receive a one time grant to purchase 10,000 shares upon appointment to the Board of Directors and an annual grant to purchase 2,000 shares from June 1995 through June 1998. Options may be granted at a price not less than the fair market value at the date of grant, become exercisable over a 50 month period commencing at the date of grant, and expire in six years. The plan has no scheduled termination date. The Company authorized an increase of 500,000, 750,000, and 100,000 shares for the years 1996, 1997, and 1998, respectively.

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

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

  At December 31, 1998, 1,155,918 options were exercisable under the above plans at prices ranging from $0.87 to $7.00. A summary of the combined stock option activity for all plans during the three-year period ended December 31, 1998 is as follows:

                                                         Options
                                          ---------------------------------------
                                                                 Weighted average
                                          Available  Outstanding  exercise price
                                          for grant    Shares       per share
                                          ---------  ----------- ----------------
Balance, January 1, 1996.................  108,600      745,491       $5.24
  Assumption of Pinnacle options.........       --      740,848        1.04
  Termination of Pinnacle options........       --      (14,551)       1.48
  Increase in reserved shares............  500,000           --          --
  Expiration of reserved shares.......... (277,551)          --          --
  Granted................................ (613,750)     613,750        4.69
  Canceled...............................  345,241     (345,241)       6.24
  Exercised..............................       --      (49,533)       5.07
                                          --------    ---------       -----
Balance, December 31, 1996...............   62,540    1,690,764        3.10
  Increase in reserved shares............  750,000           --          --
  Granted................................ (315,500)     315,500        3.04
  Canceled...............................  197,668     (197,668)       4.49
  Exercised..............................       --      (13,338)       3.18
                                          --------    ---------       -----
Balance, December 31, 1997...............  694,708    1,795,258        2.94
  Increase in reserved shares............  100,000           --          --
  Granted................................ (729,300)     729,300        1.77
  Canceled...............................  369,510     (369,510)       3.48
  Exercised..............................       --      (31,193)       1.92
                                          --------    ---------       -----
Balance, December 31, 1998...............  434,918    2,123,855       $2.42
                                          ========    =========       =====

                                                             1998  1997  1996
                                                             ----- ----- -----
Options exercisable at year-end (in thousands).............. 1,156   831   439
Weighted average fair value of options granted during the
 year....................................................... $1.23 $1.60 $2.25

                        INTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

  Syntellect has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for Syntellect's stock option grants been determined based on the fair value at the grant date, as prescribed by the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been:

                                                  (in thousands except per
                                                       share amounts)
                                                  ---------------------------
                                                     1998      1997    1996
                                                  ----------  ------  -------
   Net income (loss)--as reported................ $   (2,618) $  141  $(2,780)
   Net loss--pro forma........................... $   (3,143) $ (762) $(3,723)
   Net income (loss) per common share--as
    reported..................................... $    (0.19) $ 0.01  $ (0.21)
   Net loss per common share--pro forma.......... $    (0.23) $(0.06) $ (0.28)

  The fair value of each option grant is
   estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

   Expected dividend yield.......................          0%
   Expected stock price volatility...............         87%
   Risk-free interest rate.......................        5.7%
   Expected life of options...................... 2.35 years

  On February 5, 1998, the Board of Directors amended all option plans to extend the expiration date for all unexpired options from six years to ten years from the original grant date.

 Employee Stock Purchase Plan

  Syntellect has an employee stock purchase plan that provides for the purchase of up to 800,000 shares of common stock. The number of shares was increased by 400,000 as approved by the shareholders on May 21, 1998. Under the plan, eligible participants may purchase common stock semi-annually at the lower of 85% of the fair market value on either the first day or last day of the offering period, whichever is lower. During 1998, 49,825 and 41,316 shares were purchased at $1.59 and $1.91 per share, respectively. During 1997, 31,627 and 53,268 shares were purchased at $2.13 and $1.54 per share, respectively. During 1996, 11,674 and 35,167 shares were purchased at $2.87 and $3.51 per share, respectively. At December 31, 1998, 332,353 shares of common stock were available for issuance under the plan. Amounts that would be expensed under SFAS No. 123 are included in proforma net loss above.

(11) Employee Benefit Plans

  Syntellect maintained two 401(k) plans during 1996; one covering eligible employees of Syntellect (the "Syntellect 401(k) Plan") and one covering eligible employees of Pinnacle (the "Pinnacle 401(k) Plan"). Participants could contribute up to 15% and 6%, respectively of their total compensation under these plans. The Company provided matching contributions under the Pinnacle 401(k) Plan equal to 50% of employee contributions, up to a maximum of 2% of the employee's total compensation. The Company could also make discretionary contributions to either plan in amounts determined by the Board of Directors. Amounts contributed by the Company vest over a six year period. The Company made matching contributions to the Pinnacle 401(k) Plan of $91,000 in 1996. There were no matching contributions to the Syntellect 401(k) Plan in 1996.

  Effective January 1, 1997, Syntellect adopted a single 401(k) plan covering all eligible employees of the Company. Under the new plan, participants can contribute up to 15% of their total compensation. The Company

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
provides matching contributions equal to one third of employee contributions up to a maximum of 7% of the employee's total compensation. Syntellect made matching contributions to the 401(k) plan of $249,000 in 1998 and $244,000 in 1997. The matching contribution is subject to annual review and adjustment by the Board of Directors. Additional discretionary contributions may also be made to the plan in amounts determined by the Board of Directors. Amounts contributed by the Company vest over a four year period.

(12) Income Taxes

  The provision for income taxes includes income taxes currently payable (receivable) and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

  Income (loss) before income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                          (in thousands)
                                                       -----------------------
                                                         1998    1997   1996
                                                       --------  ----  -------
   U.S. operations.................................... $ (3,603) $216  $(2,275)
   International operations...........................      985   (96)    (505)
                                                       --------  ----  -------
                                                       $(2,618)  $120  $(2,780)
                                                       ========  ====  =======

  The components of income tax expense (benefit) included in the Consolidated Statement of Operations are as follows:

                                                              (in thousands)
                                                              ----------------
                                                              1998 1997  1996
                                                              ---- ----  -----
   Current income tax expense (benefit):
    Federal.................................................. $--  $--   $(399)
    Foreign..................................................  --   (21)   --
    State....................................................  --   --     (69)
                                                              ---- ----  -----
                                                               --   (21)  (468)
                                                              ---- ----  -----

   Deferred income tax expense (benefit):
    Federal..................................................  --   --     399
    Foreign..................................................  --   --     --
    State....................................................  --   --      69
                                                              ---- ----  -----
                                                               --   --     468
                                                              ---- ----  -----
   Total income tax expense (benefit)........................  --  $(21) $ --
                                                              ==== ====  =====

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

  Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                          (in thousands)
                                                        ---------------------
                                                         1998   1997    1996
                                                        ------  -----  ------
   Computed "expected" income tax expense (benefit).... $ (890) $  41  $ (945)
   Increase (decrease) in income tax expense resulting
    from:
    State income tax expense (benefit) net of federal
     income tax effect.................................   (146)    18     (74)
    Increase (decrease) in valuation allowance.........  1,349   (252)  1,028
    Utilization of foreign net operating losses not
     previously recognized.............................   (306)    --      --
    Other, net.........................................     (7)   172      (9)
                                                        ------  -----  ------
     Total income tax expense (benefit)................ $   --  $ (21) $   --
                                                        ======  =====  ======

  The income tax effects of temporary differences that give rise to the Company's deferred income tax assets and liabilities are as follows:

                                                             (in thousands)
                                                            ------------------
                                                              December 31,
                                                              1998      1997
                                                            --------  --------
   Deferred income tax assets:
   Net operating loss and tax credit carryforwards........  $ 12,584  $ 11,886
   Warranty and inventory allowances......................     1,094     1,518
   Accrued expenses.......................................       568       673
   Allowance for doubtful accounts........................       358       395
   Property and equipment due to differences in
    depreciation..........................................        36       352
                                                            --------  --------
   Gross deferred income tax assets.......................    14,640    14,824
                                                            --------  --------
   Deferred income tax liabilities:
   Deferred gain on installment sale of patent portfolio..        --    (1,533)
                                                            --------  --------
   Gross deferred income tax liabilities..................        --    (1,533)
                                                            --------  --------
   Less valuation allowance...............................   (14,640)  (13,291)
                                                            --------  --------
   Net deferred income tax asset..........................  $     --  $     --
                                                            ========  ========

  The increase in the valuation allowance for the net deferred income tax asset for the years ended December 31, 1998 and 1997 was $1,349,000 and $(252,000), respectively. Under SFAS No. 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the income tax benefits will be realized. Realization of income tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for realization of income tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

  As of December 31, 1998 the Company had net operating loss, investment tax credit, alternative minimum tax credit, and research and development tax credit carryforwards of approximately $28.1 million, $15,000, $77,000, and $1.2 million, respectively, which expire at various dates through the year 2013.

(13) Business Segments, Geographic Data and Major Customers

  Syntellect develops, markets, and integrates voice and information processing systems and application software worldwide. The Company offers a diversified product line which includes both inbound voice processing and outbound dialer products, a worldwide distribution network, and a vertical market focus on the financial services, media, telecommunications and healthcare industries. The Company also provides an interactive transaction-based service bureau for those customers who prefer to outsource their voice processing applications. In addition to its primary office facilities in Atlanta and Phoenix, the Company also maintains nine sales offices in the United States and one in London.

  Effective for financial statements for fiscal periods beginning after December 15, 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating segments. An operating segment is defined as a component of an enterpise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. The Company has three operating segments in 1998 and 1997 which are organized around differences in products and services: Systems, Service Bureau ("SB"), and Patents:

                                                       (in thousands)
Year ended December 31, 1998                   Systems    SB    Patents  Total
----------------------------                   -------  ------  ------- -------
 Revenues from customers...................... $36,098  $8,925  $2,930  $47,953
 Depreciation and amortization................   1,893     645     --     2,538
 Segment income (loss)........................  (5,517)    900   1,999   (2,618)
 Expenditures for segment assets..............   1,073     915     --     1,988

As of December 31, 1998
-----------------------
 Segment assets............................... $28,023  $4,110  $  --   $32,133
 Capital lease obligation.....................     685     --      --       685

Year ended December 31, 1997
----------------------------
 Revenues from customers...................... $37,212  $9,749  $1,221  $48,182
 Depreciation and amortization................   2,878     968      62    3,908
 Fixed asset write-down.......................     733     570     --     1,303
 Segment income (loss)........................  (7,777)   (779)  8,697      141
 Expenditures for segment assets..............   2,046     671     --     2,717

As of December 31, 1997
-----------------------
 Segment assets............................... $26,811  $3,958  $4,039  $34,808
 Notes receivable.............................     178     --    4,039    4,217
 Capital lease obligation.....................     713     --      --       713

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

  In 1996, Syntellect merged with Pinnacle Investments Associates, Inc. which was subsequently merged into its wholly owned subsidiary, Telecorp Systems, Inc. The operating segments were the original Syntellect (SYN), Telecorp and Patents. In 1997, the Company reorganized based on products and services.

                                               SYN    Telecorp  Patents  Total
                                             -------  --------  ------- -------
Year ended December 31, 1996
----------------------------
 Revenues from customers.................... $32,684  $20,216   $2,405  $55,305
 Depreciation and amortization..............   2,393      762       74    3,229
 Segment income (loss)......................  (3,693)    (853)   1,766   (2,780)
 Expenditures for segment assets............   2,226    2,515      --     4,741

As of December 31, 1996
-----------------------
 Segment assets............................. $23,493  $10,388   $  927  $34,808
 Capital lease obligation...................     517      --       --       517

  Net revenues, by geographic area, for the three-year period ended December 31, 1998 are as follows:

                                                             (in thousands)
                                                         -----------------------
Geographic Area                                           1998    1997    1996
---------------                                          ------- ------- -------
 United States.......................................... $37,471 $36,836 $40,296
 International markets..................................  10,482  11,346  15,009
                                                         ------- ------- -------
                                                         $47,953 $48,182 $55,305
                                                         ======= ======= =======

  No single customer accounted for more than 10% of the Company's revenues in 1998, 1997 or 1996.

  The Company conducts business with a major media company who is also a significant shareholder of the Company. Revenues from this customer were $1.4 million, $1 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company was due $138,000 and $247,000 in outstanding accounts receivable from the customer at December 31, 1998 and 1997, respectively.

(14) Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that Syntellect disclose estimated fair values for its financial instruments. The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The fair value of marketable securities classified as available-for-sale is based on quoted market prices at the reporting date for those or similar investments. The fair value of notes receivable is based on the present value of the note, discounted at 8.5% which can be currently earned on similar instruments. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year-end. The fair value of long-term debt, which is comprised of capital lease obligations, is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.

                       SYNTELLECT INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

(15) Supplemental Financial Information

  A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1998, 1997 and 1996 follows:

                                                   (in thousands)
                                                  Charged
                                       Balance at to costs            Balance
                                       Beginning    and               at end
                                        of year   expenses Deductions of year
                                       ---------- -------- ---------- -------
Allowance for doubtful accounts:
 1998                                    $1,199     $597    $  (864)  $  932
 1997                                     1,233      493       (527)   1,199
 1996                                     1,528      480       (775)   1,233

Allowance for inventory obsolescence:
 1998                                    $3,408     $--     $(1,145)  $2,263
 1997                                     4,145       30       (767)   3,408
 1996                                     9,025       36     (4,916)   4,145

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding continuing directors and nominees of Syntellect is set forth under the caption "Information Concerning Directors and Nominees" in the Registrant's Proxy Statement relating to its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") incorporated by reference into this Form 10-K, which will be filed with the Securities and Exchange Commission. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the 1999 Proxy Statement is not being filed as a part hereof. Information concerning executive officers of the Registrant is set forth in Part I of this Form 10-K.

ITEM 11--EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated herein by reference to the information furnished under the caption "Executive Compensation" in the 1999 Proxy Statement, provided, however, that the "Board Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the 1999 Proxy Statement are not incorporated by reference herein.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management of Syntellect is incorporated herein by reference to the information furnished under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

   ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) 1. Index to Consolidated Financial Statements.

  The following consolidated financial statements of Syntellect Inc. and Subsidiaries are filed as part of this report on Form 10-K:

                                                                       Page or
                                                                       Method
                                                                         of
                                                                       Filing
                                                                       -------
Independent Auditors' Report--KPMG LLP                                 Page 20
Consolidated Balance Sheets--December 31, 1998 and 1997                Page 21
Consolidated Statements of Operations and Comprehensive Income--Years
 ended December 31, 1998, 1997 and 1996                                Page 22
Consolidated Statements of Shareholders' Equity--Years ended December
 31, 1998, 1997 and 1996                                               Page 23
Consolidated Statements of Cash Flows--Years ended December 31, 1998,
 1997 and 1996                                                         Page 24
Notes to Consolidated Financial Statements                             Page 25

  2. Consolidated Supplemental Schedules

  All schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

  (B) Exhibits.

 Ehibitx
  No.                    Description                        Page or Method of Filing
-------    ---------------------------------------  ---------------------------------------
   2       Agreement and Plan of Reorganization as  Incorporated by reference to Exhibit of December 6, 1995, between Syntellect  No. 2 to Syntellect's Registration
           Inc., Syntellect Acquisition Co., and    Statement on Form S-4 dated February 9,
           Pinnacle Investment Associates Inc.      1996 (the "S-4")

 3.1(a)  Restated Certificate of Incorporation    Incorporated by reference to Exhibit
         of Registrant                            No. 3-A to Syntellect's Registration
                                                  Statement on Form S-1 dated February
                                                  23, 1995 (the "S-1")

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

 3.2     Amended and Restated Bylaws of           Incorporated by reference to Exhibit
         Registrant                               No. 3-B to Syntellect's S-1

 4       Specimen Certificate representing        Incorporated by reference to Exhibit
         Common Stock                             No. 4 to Amendment No. 1 of
                                                  Syntellect's S-1

10.1     Restated Stock Option Plan, as amended   Incorporated by reference to Exhibit
         through May 23, 1995                     10.1 to Syntellect's 1995 Form 10-K

 Ehibitx
  No.                    Description                        Page or Method of Filing
-------    ---------------------------------------  ---------------------------------------
  10.2     Employee Stock Purchase Plan, as         Incorporated by reference to
           amended                                  Syntellect's 1998 Annual Proxy
                                                    Statement

10.3     Long-Term Incentive Plan, as amended     Incorporated by reference to Exhibit
         August 8, 1996                           10.4 to Syntellect's 1996 Form 10-K

10.4     1997 Management Incentive Plan           Incorporated by reference to Exhibit
                                                  10.4 to Syntellect's 1997 Form 10-K

10.5     Nonemployee Director Stock Plan, as      Incorporated by reference to
         amended                                  Syntellect's 1998 Annual Proxy
                                                  Statement

10.6(c)  Lease Agreement dated June 28, 1996,     Incorporated by reference to Exhibit
         together with first amendment to lease   10.6(c) to Syntellect's 1996 Form 10-K
         dated October 6, 1996, between Opus
         Southwest Corporation and Syntellect
         for an office facility in Phoenix,
         Arizona

10.7     Form of Indemnification Agreement        Incorporated by reference to Exhibit
         between Syntellect and its directors     No. 10-L to Syntellect's S-1
         and officers

10.8(a)  Agreement for Licensing of IBM Software  Incorporated by reference to Exhibit
         Technology dated February 3, 1993        10-I of Syntellect's 1992 Form 10-K
         between Syntellect and IBM

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

10.8(f)  Amendment Number Five (5) to Agreement   Incorporated by reference to Exhibit
         for the licensing of IBM Technology,     10.8(f) to Syntellect's 1996 Form 10-K
         Agreement Number JWQ9308, dated
         February 13, 1995

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
         11, 1997

 Ehibitx
  No.                    Description                        Page or Method of Filing
-------    ---------------------------------------  ---------------------------------------
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

10.11    Employment Agreement between J.          Incorporated by reference to Exhibit
         Lawrence Bradner and Syntellect Inc.     No. 10.11 to Syntellect's S-4
         dated March 14, 1996

10.12    Separation Agreement between Steve       Incorporated by reference to Exhibit
         Nussrallah and Syntellect Inc. dated     No. 10.12 to Syntellect's 1997 Form 10-
         February 20, 1998                        K

10.13    Form of Registration Rights Agreement    Incorporated by reference to Exhibit
                                                  10.13 to Syntellect's S-4

10.14    Stock Purchase Agreement, dated April    Incorporated by reference to Exhibit
         1, 1996, between Syntellect Inc. and     10.14 to Syntellect's quarterly report
         Atlas Telecom, Inc.                      on Form 10-Q, dated May 13, 1996.

10.15    Employment Agreement between Peter W.    Incorporated by reference to Exhibit
         Pamplin and Syntellect Inc. dated        No. 10.15 to Syntellect's 1998 Form 10-
         November 1, 1998                         K.

10.16    Employment Agreement between Neal L.     Incorporated by reference to Exhibit
         Miller and Syntellect Inc. dated August  No. 10.16 to Syntellect's 1998 Form 10-
         24, 1998                                 K.

10.17    Employment Agreement between W.Scott     Incorporated by reference to Exhibit
         Coleman and Syntellect Inc. dated        No. 10.17 to Syntellect's 1998 Form 10-
         September 19, 1998                       K.

10.18    Employment Agreement between J.          Incorporated by reference to Exhibit
         Lawrence Bradner and Syntellect Inc.     No. 10.18 to Syntellect's 1998 Form 10-
         dated November 1, 1998                   K.

21       Subsidiaries of Registrant               Page

23       Independent Auditors' Consent            Page

27.1     Financial Data Schedule--1998            Page

27.2     Financial Data Schedule--1997            Page

27.3     Financial Data Schedule--1996            Page

  (C) Reports on Form 8-K.

  No Report on Form 8-K was filed during 1998.

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Syntellect has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNTELLECT INC.

                                              /s/ Peter W. Pamplin
                                          By: _________________________________
                                              Peter W. Pamplin
                                              Vice President,
                                              Chief Financial Officer,
                                              Secretary and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities of the dated indicated.


            Signature                          Title                       Date
            ---------                          -----                       ----
     /s/ J. Lawrence Bradner       Chairman of the Board, Chief       March 24, 1999
_________________________________   Executive Officer
       J. Lawrence Bradner          (Principal Executive
                                    Officer)
      /s/ Peter W. Pamplin         Vice President, Chief              March 24, 1999
_________________________________   Financial Officer,
        Peter W. Pamplin            Secretary & Treasurer
                                    (Principal Financial
                                    Officer)
      /s/ William P. Conlin        Director                           March 24, 1999
_________________________________
        William P. Conlin
      /s/ Michael R. Bruce         Director                           March 24, 1999
_________________________________
        Michael R. Bruce
     /s/ Anthony V. Carollo        Director                           March 24, 1999
_________________________________
       Anthony V. Carollo
     /s/ Michael D. Kaufman        Director                           March 24, 1999
_________________________________
       Michael D. Kaufman