Form 10-Q
period 1999-03-31
SYNTELLECT INC
filed 1999-05-17
CIK 758830

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

                 For the quarterly period ended March 31, 1999

                                      or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ----------------  ---------------

                      Commission File Number:  0 - 18323


                                SYNTELLECT INC.
                                ---------------
            (Exact name of registrant as specified in its charter)


              Delaware                                     86-0486871
              --------                                     ----------
  (State or other jurisdiction of                (IRS employer identification
          incorporation)                                     number)


      1000 Holcomb Woods Parkway, Suite 410A, Roswell, Georgia      30076
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

13,448,863 shares of common stock, $.01 par value per share, were outstanding on
                                  May 13, 1999

================================================================================

                        SYNTELLECT INC. AND SUBSIDIARIES
                                     INDEX

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheets
               March 31, 1999 and December 31, 1998                       3

          Unaudited Condensed Consolidated Statements of Operations-
               Three Months Ended March 31, 1999 and March 31, 1998       4

          Unaudited Condensed Consolidated Statements of Cash Flows-
               Three Months Ended March 31, 1999 and March 31, 1998       5

          Notes to Condensed Consolidated Financial Statements            6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8

  Item 3. Quantitative and Qualitative Disclosure about Market Risk       11

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                13

EXHIBITS

  Exhibit 27.1 - Financial Data Schedule-1999                             14

  Exhibit 27.2 - Financial Data Schedule-1998                             15

                         SYNTELLECT INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except shares and per share amounts)

                                                                                         March 31,      December 31,
                                                                                           1999             1998
                                                                                       -----------------------------
                                                                                         (unaudited)
                                                                                         -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                              $  2,054        $  3,236
   Marketable securities ($1.2 million restricted)                                           5,301           8,298
   Trade receivables, net of allowance for doubtful accounts
     of $893 and $932, respectively                                                         14,485          11,202
   Inventories                                                                               2,754           2,973
   Prepaid expenses                                                                          1,348             963
                                                                                          --------        --------
      Total current assets                                                                  25,942          26,672

Property and equipment, net                                                                  5,337           5,429
Other assets                                                                                    26              32
                                                                                          --------        --------
Total assets                                                                              $ 31,305        $ 32,133
                                                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $  2,197        $  2,560
   Accrued liabilities                                                                       3,095           3,278
   Customer deposits                                                                         3,664           3,080
   Deferred revenue                                                                          3,689           2,717
   Capital lease obligations-current portion                                                   246             240
                                                                                          --------        --------
      Total current liabilities                                                             12,891          11,875

Capital lease obligations - noncurrent portion                                                 380             445
                                                                                          --------        --------
      Total liabilities                                                                     13,271          12,320
                                                                                          --------        --------

Shareholders' equity:
   Preferred stock, $.01 par value per share. Authorized 2,500,000 shares; no
     shares issued or outstanding                                                                -               -
   Common stock, $.01 par value per share. Authorized 25,000,000 shares; issued,
     13,703,095 and 13,699,095, respectively                                                   137             137
   Additional paid-in capital                                                               60,936          60,917
   Accumulated deficit                                                                     (41,661)        (40,072)
   Accumulated other comprehensive income                                                      (72)           ( 21)
                                                                                          --------        --------
                                                                                            19,340          20,961

   Treasury stock, at cost, 241,232 and 179,232 shares, respectively                        (1,306)         (1,148)
                                                                                          --------        --------
      Total shareholders' equity                                                            18,034          19,813
                                                                                          --------        --------
Total liabilities and shareholders' equity                                                $ 31,305        $ 32,133
                                                                                          ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                  --------------------------------
                                                                                    1999                     1998
                                                                                  ---------                --------
Net revenues:
      System sales                                                                 $ 5,888                 $ 4,300
      Service bureau                                                                 2,211                   2,220
      Maintenance and other services                                                 3,149                   4,541
                                                                                   -------                 -------
        Total net revenues                                                          11,248                  11,061

Cost of revenues:
      System sales                                                                   3,576                   2,867
      Service bureau                                                                 1,408                   1,371
      Maintenance and other services                                                 1,166                   1,158
                                                                                   -------                 -------
        Total cost of revenues                                                       6,150                   5,396
                                                                                   -------                 -------
        Gross margin                                                                 5,098                   5,665

Operating expenses:
      Selling, marketing and administrative                                          4,980                   5,156
      Research and development                                                       1,176                   1,449
      Depreciation and amortization                                                    611                     677
                                                                                   -------                 -------
        Total operating expenses                                                     6,767                   7,282
                                                                                   -------                 -------

Operating loss                                                                      (1,669)                 (1,617)

Other income (expense)
      Interest income                                                                  101                     196
      Other                                                                            (21)                     (4)
                                                                                   -------                 -------
        Total other income                                                              80                     192
                                                                                   -------                 -------
Loss before income taxes                                                            (1,589)                 (1,425)

      Income taxes                                                                       -                       -
                                                                                   -------                 -------

      Net loss                                                                     $(1,589)                $(1,425)
                                                                                   =======                 =======

Net loss per common share - basic                                                  $  (.12)                $  (.11)
                                                                                   =======                 =======

Net loss per common share - diluted                                                $  (.12)                $  (.11)
                                                                                   =======                 =======

Weighted average shares - basic                                                     13,505                  13,403
                                                                                   =======                 =======

Weighted average shares - diluted                                                   13,505                  13,403
                                                                                   =======                 =======

Other comprehensive income, net of tax:
      Foreign currency translation adjustment                                          (46)                     65
      Unrealized gain (loss) on marketable securities                                   (5)                      6
                                                                                   -------                 -------
Other comprehensive income (loss)                                                      (51)                     71
                                                                                   -------                 -------
Comprehensive loss                                                                 $(1,640)                $(1,354)
                                                                                   =======                 =======

See accompanying notes to unaudited condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    ------------------------
                                                                                      1999           1998
                                                                                    ---------      ---------
Cash flows from operating activities:
      Net loss                                                                       $(1,589)       $(1,425)
        Adjustments to reconcile net loss to net cash
          used by operating activities:
             Depreciation and amortization                                               611            677
             Provision for doubtful accounts                                              81             81
             Increase in receivables                                                  (3,363)          (136)
             Decrease (increase) in inventories                                          219           (244)
             (Decrease) increase in accounts payable                                    (363)           589
             Increase in customer deposits                                               584            600
             Increase in deferred revenue                                                972            251
             Decrease in accrued liabilities                                            (183)          (527)
             Increase in other assets                                                   (385)          (440)
                                                                                     -------        -------
                  Net cash used by operating activities                               (3,416)          (574)
                                                                                     -------        -------

Cash flows from investing activities:
      Purchase of marketable securities                                               (3,545)        (3,196)
      Maturities of marketable securities                                              6,542          5,665
      Proceeds from notes receivable                                                       -            250
      Purchase of property and equipment                                                (519)          (521)
                                                                                     -------        -------
                  Net cash  provided by investing activities                           2,478          2,198
                                                                                     -------        -------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                              19             16
      Purchase of treasury stock                                                        (158)             -
      Principal payments on long-term debt                                               (59)           (45)
                                                                                     -------        -------
                  Net cash used in financing activities                                 (198)           (29)
                                                                                     -------        -------

Effect of exchange rates on cash                                                         (46)            65
                                                                                     -------        -------

Net increase (decrease) in cash and cash equivalents                                  (1,182)         1,660

Cash and cash equivalents at beginning of period                                       3,236          2,290
                                                                                     -------        -------

Cash and cash equivalents at end of period                                           $ 2,054        $ 3,950
                                                                                     =======        =======

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                         $    21        $    14
                                                                                     =======        =======

      Cash paid for income taxes                                                     $     -        $     -
                                                                                     =======        =======

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

     The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.
The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

        Revenue Recognition

     Syntellect recognizes revenue from sales of systems and services in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2").


(2)  Business Segments

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

(in thousands)

Quarter  ended March 31, 1999                    SYSTEMS                SB               PATENTS             TOTAL
-----------------------------
 Revenues from customers                         $ 9,037                $2,211             $  -             $11,248
 Depreciation and amortization                       494                   117                -                 611
 Segment income (loss)                            (1,699)                  110                -              (1,589)
 Expenditures for segment assets                     311                   208                -                 519

Quarter  ended March 31, 1998
-----------------------------
 Revenues from customers                         $ 7,766                $2,220           $1,075             $11,061
 Depreciation and amortization                       452                   225                -                 677
 Segment income (loss)                            (2,140)                   52              663              (1,425)
 Expenditures for segment assets                     430                    91                -                 521

(3)  Inventories

     Inventories consist of the following:

                                                 March 31,            December 31,
                                                   1999                  1998
                                                 ---------            ------------
Finished goods                                   $   998                $   795
Purchased components                               1,601                  1,746
Repair, warranty and maintenance inventory         2,286                  2,695
                                                 -------                -------
                                                   4,885                  5,236
Less allowances for obsolescence                  (2,131)                (2,263)
                                                 -------                -------
                                                 $ 2,754                $ 2,973
                                                 =======                =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

     Net revenues for the quarter ended March 31, 1999 were $11.2 million, an increase of 2% from the $11.1 million reported for the first quarter of 1998. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICES REVENUES, which represented 52%, 20% and 28% of net revenues, respectively, for the quarter ended March 31, 1999, and 39%, 20% and 41% of net revenues, respectively, for the comparable prior year period.

     SYSTEM SALES for the period ended March 31, 1999 were $5.9 million, an increase of approximately $1.6 million, or 37%, over the $4.3 million reported for the same prior year period. Core product sales include Vista(TM), an open standards-based Interactive Communications Management (ICM) software platform for enterprise customer call centers; VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; an outbound system, the VocalPoint Predictive Dialer; VocalPoint Interactive Services, providing computer telephony integration ("CTI") functionality; and Interactive Web Response ("IWR"). Non-core products include the Premier and Premier 030 proprietary IVR systems and the VocalPoint ARU (Audio Response Unit) for the cable television industry.

     The increase in SYSTEM SALES was primarily related to sales of the Company's new Vista IVR product in the amount of $2.9 million, or 49% of total Systems Sales revenues. The Company announced the release of Vista in May of 1998 and began recognizing revenue for the Vista product in the third quarter of 1998.

     SERVICE BUREAU REVENUES decreased by $9,000, or less than 1%, quarter-over-quarter. The cable TV industry has been experiencing a decline in consumer purchases of pay-per-view events which results in lower than historical transaction processing fees by the Company.

     MAINTENANCE AND OTHER SERVICES REVENUES decreased by approximately $1.4 million between the comparable quarters. The maintenance component decreased $192,000, or 6%, quarter-over-quarter. The decrease was anticipated as the Company has announced to its customers that the VocalPoint ARU is not Year 2000 compliant and will not be made so. As the maintenance contracts on this product expire, they are not being renewed. Revenues from patents and other services decreased $1.1 million, or 100%, as compared to the same prior year period. During the comparable quarter in 1998, the Company recognized $1.1 million in revenue after settling a suit on a patent for which it had retained economic rights after the sale of the Company's patent portfolio in October 1997. The realization of any further revenues related to the Company's former patent portfolio is uncertain.

     INTERNATIONAL REVENUES for the first quarter of 1999 were $2 million, or 18% of total revenues, compared to $2.1 million, or 19% of total revenues, for the first quarter of 1998. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations.

GROSS MARGIN

     The gross margin percentage for the quarter ended March 31, 1999 was 45% of net revenues as compared to 51% in the prior year quarter. Gross margins for system sales increased to 39% from 33% between comparable quarters primarily as a result of increased system revenues and the proportion of fixed costs in cost of sales. Gross margins for the service bureau decreased from 38% to 36% between the comparable quarters. Gross margins on maintenance and other services decreased to 63% from 74% between the comparable quarters. The primary reason for the decrease was the absence of patent revenue in the current quarter as compared to the same quarter of the prior year. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the first quarter of 1999 are not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

     Operating expenses for the first quarter of 1999 were $6.8 million, a decrease of $515,000, or 7%, from the prior year quarter of $7.3 million Selling, marketing and administrative expenses decreased $176,000, or 3%, compared to the prior year period. The primary reason for the decrease was the reduction in patent lawsuit related expenses as compared to the prior year period. Research and development expenses decreased $273,000, or 19%, compared to the prior year period.


NET INCOME (LOSS)

     Syntellect reported a net loss of $1.6 million, or $(.12) per share, for the first quarter of 1999, compared to a net loss of $1.4 million, or $(.11) per share, for the prior year quarter


LIQUIDITY AND CAPITAL RESOURCES

     For the first three months of 1999, the Company had negative cash flows from operations of $3.4 million compared to negative cash flows of $574,000 in the same period of 1998. The decrease in cash flows from operations was primarily due to the net loss for the quarter, increased investments in accounts receivable and other assets, decreases in accounts payable and accrued liabilities; partially offset by the decrease in inventories and the increase in customer deposits and deferred revenues.

     Cash flows from investing activities provided $2.5 million during the period. Net sales of marketable securities provided $3 million, while cash used in the acquisition of fixed assets totaled $519,000.

     Cash used in financing activities totaled $198,000 for the period. Proceeds from the issuance of common stock totaled $19,000, while the purchase of treasury stock used $158,000 and the repayment of long-term debt used $59,000.

     Syntellect had working capital of $13.1 million at March 31, 1999, as compared with $14.8 million at December 31, 1998. The current ratio was 2.0:1 and 2.2:1 on such dates, respectively. Cash, cash equivalents and marketable securities at the end of the first quarter totaled $7.4 million as compared with $11.5 million at year end.

     Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities, will be
sufficient to support the Company's operations for the remainder of 1999.    The
Company has a $1.1 million letter of credit pledged as a security deposit for the Company's facility in Phoenix, Arizona. This $1.1 million letter of credit is secured by a U.S. Treasury security held in the Company's available-for-sale portfolio and accordingly, this marketable security is restricted as to the disposal by such letter of credit agreement.

  On November 13, 1998, the Board of Directors of Syntellect approved the stock buyback plan to purchase up to 1.5 million shares of its stock over the next two years. As of May 7, 1999, the Company had repurchased 78,500 shares.


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

                                                                      YEAR 2000
ISSUE                                DESCRIPTION                      COMPLIANT       STATUS
----------------------------------------------------------------------------------------------------------------------
IT-internal financial system         Production problems
                                     necessitated an upgrade to       Yes             Installed and in production
                                     new version of current
                                     software
----------------------------------------------------------------------------------------------------------------------

                                                                      YEAR 2000
ISSUE                                DESCRIPTION                      COMPLIANT       STATUS
----------------------------------------------------------------------------------------------------------------------
IT-systems                      Internal hardware and software,       In progress     Plan in place to evaluate
                                primarily desktop PC's,  servers,                     internal hardware and software
                                and SIS Transaction Center equipment                  which is currently being
                                                                                      executed with deadline of
                                                                                      completion by early fourth
                                                                                      quarter of 1999.  Purchase of
                                                                                      new equipment requires vendors'
                                                                                      warranty of being Year 2000
                                                                                      compliant.
----------------------------------------------------------------------------------------------------------------------
Non-IT systems                  Building and equipment                In progress     Completion by end of third
                                                                                      quarter of 1999.
----------------------------------------------------------------------------------------------------------------------
External customers on           Inform customers as to                Not applicable  All maintenance customers have
   Maintenance                  whether product purchased is                          been informed via letter as to
                                Year 2000 compliant and                               status of their product and
                                options in migrating to                               options available.
                                versions which are compliant
----------------------------------------------------------------------------------------------------------------------
Third party issues              Assess third party risks--            In progress     Ongoing assessment in place via
                                primarily suppliers                                   accessing suppliers' WEB page
                                                                                      via the Internet and direct
                                                                                      contact with suppliers.
----------------------------------------------------------------------------------------------------------------------


     Costs related to remedying Year 2000 compliance issues are not fully known at this time. The Company is currently analyzing the issues as stated above. The following table provides the status as currently known:


ISSUE                                      COSTS                      REASON
-----------------------------------------------------------------------------------------------------------------
IT-internal financial system               None                       Production problems required the Company
                                                                      to upgrade to new version of current
                                                                      software regardless of Year 2000
                                                                      compliance issue.
-----------------------------------------------------------------------------------------------------------------
IT-systems                                 Unknown                    Evaluation of  PC related hardware and
                                                                      software has been integrated into current
                                                                      staff's responsibilities and has not
                                                                      required additional assistance.  At this
                                                                      time, the Company does not anticipate the
                                                                      costs to remedy this issue to be material.
                                           $490,000 (1998)            Cost to upgrade equipment in the Service
                                           $700,000 (1999 estimate)   Bureau Transaction Center to improve
                                                                      functionality and address Year 2000
                                                                      compliance issues.
-----------------------------------------------------------------------------------------------------------------
Non-IT systems                             Not material               Completion of projects has been integrated
                                                                      into current staff's responsibilities.
-----------------------------------------------------------------------------------------------------------------
Third party suppliers                      Not material               Evaluation of suppliers has been
                                                                      integrated into current staff's
                                                                      responsibilities and has not required
                                                                      additional assistance.
-----------------------------------------------------------------------------------------------------------------
External customers                         $25,000                    Administration of customer letters and
                                                                      coordination of project
-----------------------------------------------------------------------------------------------------------------

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


OPERATING BUSINESS SEGMENTS

     An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. The Company has three operating segments which are organized around differences in products and services: Systems; Service Bureau; and Patents (see Note 2).

     Systems is the operating segment which has products and services including IVR, IWR, CTI, predictive dialing technologies, and maintenance.

     Service Bureau is the operating segment which has products and services including Home Ticket pay-per-view, Hot Spots, Call Redirect, Cyberstats, and a variety of out-sourced electronic capabilities such as benefits enrollment and broadcast faxing.

     Patents is the operating segment which held the Company's patent portfolio. In October 1997, the Company sold the patent portfolio to a third party for $10 million. The Company received cash of $5 million at closing and a $5 million promissory note which was fully collected by September 1998. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. Revenues from Customers include payments for settlement of patent lawsuits. The Company recognized $1 million in revenue in the quarter ended March 31, 1998 from a patent lawsuit, but had no such revenue in the current period. The Company is still pursuing certain litigation against third parties but the realization of revenue, if any, from potential settlements is doubtful.

FORWARD LOOKING STATEMENTS

     This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a discussion of important factors that could affect the validity of any such forward-looking statements.


ITEM 3.  FOREIGN CURRENCY EXCHANGE RATE RISK

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

PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

           Exhibit 27.1 - Financial Data Schedule-1999

           Exhibit 27.2 - Financial Data Schedule-1998


  (b)      Reports on Form 8-K

           No current reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SYNTELLECT INC.



Date:  May 14, 1999                     By:  /s/  Peter W. Pamplin
                                            ------------------------------------
                                        Peter W. Pamplin
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer


                                        By:  /s/    Keith A. Pekkala
                                             -----------------------------------
                                        Keith A. Pekkala
                                        Vice President and Controller,
                                        (Principal Accounting Officer)