Form 10-Q
period 1999-06-30
SYNTELLECT INC
filed 1999-08-16
CIK 758830

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------


                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from  __________________to ____________________

                        Commission File Number: 0 - 18323

                                 SYNTELLECT INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      86-0486871
           --------                                      ----------
(State or other jurisdiction  of            (IRS employer identification number)
        incorporation)


                        20401 North 29th Avenue, Phoenix,
                  Arizona 85027 (Address of principal executive
                               office) (Zip Code)

                                 (602) 789-2800
              (Registrant's telephone number, including area code)

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

     13,477,546 shares of common stock, $.01 par value per share, were outstanding on August 5, 1999



================================================================================

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                               Page
                                                                                                               ----

PART I.  FINANCIAL INFORMATION
         ITEM 1.  Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets- June 30, 1999 and December 31, 1998            3

                  Unaudited Condensed Consolidated Statements of Operations - Three Months and Six Months
                           Ended June 30, 1999 and June 30, 1998                                                  4

                  Unaudited Condensed Consolidated Statements of Cash Flows-
                           Six Months Ended June 30, 1999 and June 30, 1998                                       5

                    Notes to Condensed Consolidated Financial Statements                                          6

         ITEM 2.  Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                              8
         ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                      13

         ITEM 4.  Submission of Matters to a Vote of Security Holders                                            13


PART II.  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                                                              14

SIGNATURES                                                                                                      15

EXHIBITS

         Exhibit 27.1 - Financial Data Schedule - 1999                                                          16

ITEM 1.  FINANCIAL STATEMENTS

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except shares and per share amounts)
                                   (unaudited)

                                                                                          June 30,         December 31,
                                                                                            1999               1998
                                                                                            ----               ----
ASSETS
Current assets:
         Cash and cash equivalents                                                        $  3,993          $  3,236
         Marketable securities ($1,100 restricted)                                           4,309             8,298
         Trade receivables, net of allowance for doubtful accounts
               of $1,049 and $932, respectively                                             11,715            11,202
         Inventories                                                                         2,559             2,973
         Prepaid expenses                                                                      727               963
                                                                                           -------          --------
                  Total current assets                                                      23,303            26,672

Property and equipment, net                                                                  5,139             5,429
Other assets                                                                                    28                32
                                                                                         ---------       -----------
                  Total Assets                                                             $28,470           $32,133
                                                                                           =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                                   $2,443            $2,560
         Accrued liabilities                                                                 3,306             3,278
         Customer deposits                                                                   3,510             3,080
         Deferred revenue                                                                    3,474             2,717
         Capital lease obligations - current portion                                           207               240
                                                                                         ---------         ---------
Total current liabilities                                                                   12,940            11,875

Capital lease obligations - non-current portion                                                348               445
                                                                                         ---------         ---------
                  Total liabilities                                                         13,288            12,320
                                                                                            ------            ------
                                                                                                                 530
Shareholders' equity:
         Preferred stock, $.01 par value per share. Authorized 2,500,000 shares;
               no shares issued or outstanding                                                   -                 -
         Common stock, $.01 par value per share. Authorized 25,000,000 shares;
               issued, 13,760,196 and 13,699,095, respectively                                 138               137
         Additional paid-in capital                                                         60,980            60,917
         Accumulated deficit                                                               (44,400)          (40,072)
         Accumulated other comprehensive income (loss)                                        (193)              (21)
                                                                                              -----        ----------
                                                                                            16,525            20,961
         Treasury stock, at cost, 264,232 and 179,232 shares, respectively                  (1,343)           (1,148)
                                                                                          ---------          --------

                  Total shareholders' equity                                                15,182            19,813
                                                                                          --------          --------

                  Total liabilities and shareholders' equity                               $28,470           $32,133
                                                                                           =======           =======



     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                             Three Months Ended             Six Months Ended
                                                                                   June 30,                       June 30,
                                                                                   --------                       --------
                                                                             1999            1998            1999            1998
                                                                           --------        --------        --------        --------
Net revenues:
         System sales                                                      $  5,979        $  5,336        $ 11,866        $  9,636
         Service bureau                                                       1,960           2,294           4,171           4,514
         Maintenance and other services                                       3,073           3,774           6,223           8,315
                                                                           --------        --------        --------        --------
                  Total net revenues                                         11,012          11,404          22,260          22,465

Cost of revenues:
         System sales                                                         3,935           3,198           7,511           6,065
         Service bureau                                                       1,386           1,291           2,794           2,662
         Maintenance and other services                                       1,184           1,134           2,350           2,292
                                                                           --------        --------        --------        --------
                  Total cost of revenues                                      6,505           5,623          12,655          11,019
                                                                           --------        --------        --------        --------
                  Gross margin                                                4,507           5,781           9,605          11,446

Operating expenses:
         Selling, marketing and administrative                                5,542           5,007          10,522          10,163
         Research and development                                             1,191           1,405           2,367           2,854
         Depreciation and amortization                                          612             712           1,223           1,389
                                                                           --------        --------        --------        --------
                  Total operating expenses                                    7,345           7,124          14,112          14,406
                                                                           --------        --------        --------        --------

Operating loss                                                               (2,838)         (1,343)         (4,507)         (2,960)

Other income (expense), net:
         Interest income                                                         76             170             177             366
         Other                                                                   23             (12)              2             (16)
                                                                           --------        --------        --------        --------
                  Total other income                                             99             158             179             350
                                                                           --------        --------        --------        --------


Loss before income taxes                                                     (2,739)         (1,185)         (4,328)         (2,610)

         Income taxes                                                          --              --              --              --
                                                                           --------        --------        --------        --------

         Net loss                                                          $ (2,739)       $ (1,185)       $ (4,328)       $ (2,610)
                                                                           ========        ========        ========        ========

Net loss per common share - basic                                          $   (.20)       $   (.09)       $   (.32)       $   (.19)
                                                                           ========        ========        ========        ========

Net loss per common share - diluted                                        $   (.20)       $   (.09)       $   (.32)       $   (.19)
                                                                           ========        ========        ========        ========

Weighted average shares - basic                                              13,448          13,582          13,476          13,580


Weighted average shares - diluted                                            13,448          13,582          13,476          13,580


Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment                                  (118)            (23)           (165)             42
      Unrealized gain (loss) on marketable securities                            (2)              2              (7)              8
                                                                           --------        --------        --------        --------

Other comprehensive income (loss)                                              (120)            (21)           (172)             50
                                                                           --------        --------        --------        --------
Comprehensive loss                                                         $ (2,859)       $ (1,206)       $ (4,500)       $ (2,560)
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

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                         1999                 1998
                                                                                                         ----                 ----
Cash flows from operating activities:
         Net loss                                                                                     $ (4,328)            $ (2,610)
         Adjustments to reconcile net loss to net cash
              provided by operating activities:
                  Depreciation and amortization                                                          1,223                1,389
                  Provision for doubtful accounts                                                          701                  162
                  Stock option compensation expense                                                       --                     16
                  (Increase) decrease in receivables                                                    (1,214)                  20
                  Decrease (increase) in inventories                                                       414                 (168)
                  (Decrease) in accounts payable                                                          (117)                 (93)
                  Decrease (increase) in prepaid expenses                                                  236                 (680)
                  Increase in customer deposits                                                            430                  533
                  Increase in deferred revenue                                                             757                  492
                  Increase (decrease) in accrued liabilities                                                28                 (937)
                  Change in other assets and liabilities                                                     4                  (30)
                                                                                                      --------             --------
                       Net cash used in operating activities                                            (1,866)              (1,906)
                                                                                                      --------             --------

Cash flows from investing activities:
         Purchase of marketable securities                                                              (6,545)              (7,757)
         Maturities of marketable securities                                                            10,534               11,800
              Proceeds from notes receivables                                                             --                    510
         Purchase of property and equipment                                                               (933)              (1,048)
                                                                                                      --------             --------
                       Net cash provided by investing activities                                         3,056                3,505
                                                                                                      --------             --------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                                             64                   87
         Purchase of treasury stock                                                                       (195)                --
         Principal payments on long-term debt                                                             (130)                 (96)
                                                                                                      --------             --------
                       Net cash used in financing activities                                              (261)                  (9)
                                                                                                      --------             --------

Effect of exchange rates on cash                                                                          (172)                  42
                                                                                                      --------             --------

Net increase in cash and cash equivalents                                                                  757                1,632

Cash and cash equivalents at beginning of period                                                         3,236                2,290
                                                                                                      --------             --------

Cash and cash equivalents at end of period                                                            $  3,993             $  3,922
                                                                                                      ========             ========

Supplemental disclosure of cash flow information:
         Cash paid for interest                                                                       $     35             $     34
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

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

QUARTER  ENDED JUNE 30, 1999                  SYSTEMS            SB            PATENTS         TOTAL
----------------------------                  -------            --            -------         -----
 Revenues from customers                       $ 9,052       $  1,960             $  -        $ 11,012
 Depreciation and amortization                     496            116                -             612
 Segment income (loss)                          (2,602)          (137)               -          (2,739)
 Expenditures for segment assets                   200            214                -             414


QUARTER  ENDED JUNE 30, 1998
 Revenues from customers                       $ 8,511       $  2,294           $  599        $ 11,404
 Depreciation and amortization                     487            225                -             712
 Segment income (loss)                          (1,807)           171              451          (1,185)
 Expenditures for segment assets                   492             35                -             527

SIX MONTHS  ENDED JUNE 30, 1999               SYSTEMS            SB            PATENTS         TOTAL
-------------------------------               -------            --            -------         -----
 Revenues from customers                      $ 18,089       $  4,171             $  -        $ 22,260
 Depreciation and amortization                     990            233                -           1,223
 Segment income (loss)                          (4,301)           (27)               -          (4,328)
 Expenditures for segment assets                   511            422                -             933


SIX MONTHS  ENDED JUNE 30, 1998
 Revenues from customers                      $ 16,277       $  4,514         $  1,674        $ 22,465
 Depreciation and amortization                     939            450                -           1,389
 Segment income (loss)                          (3,947)           223            1,114          (2,610)
 Expenditures for segment assets                   922            126                -           1,048


(3)      INVENTORIES

         Inventories consist of the following:

                                                                               June 30,         December 31,
                                                                                 1999               1998
                                                                                 ----               ----
                   Finished goods                                                $1,070             $  795
                   Purchased components                                           1,344              1,746
                   Repair, warranty and maintenance inventory                     2,274              2,695
                                                                                  -----              -----
                                                                                  4,688              5,236
                   Less allowances for obsolescence                              (2,129)            (2,263)
                                                                                 -------            -------
                                                                                $ 2,559            $ 2,973
                                                                                =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

         Net revenues for the quarter ended June 30, 1999 were $11 million, a decrease of 3%, from the $11.4 million reported for the second quarter of 1998. For the six month period ended June 30, 1999, net revenues were $22.3 million, a decrease of 1% from $22.5 million for the corresponding period in 1998. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICES REVENUES, which represented 54%, 18% and 28% of net revenues, respectively, for the quarter ended June 30, 1999, and 53%, 19%, and 28% of net revenues, respectively, for the six month period ended June 30, 1999.

         Revenues from SYSTEM SALES increased $643,000, or 12%, over the comparable quarter and increased $2.2 million, or 23%, over the corresponding six month period. Core product sales include Vista(TM), an open standards-based Interactive Communications Management (ICM) software platform for enterprise customer call centers; VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; an outbound system, the VocalPoint Predictive Dialer; VocalPoint Interactive Services, providing computer telephony integration ("CTI") functionality; and Interactive Web Response ("IWR"). Non-core products include the Premier and Premier 030 proprietary IVR systems and the VocalPoint ARU (Audio Response Unit) for the cable television industry.

         The largest contributor to the increase in SYSTEM SALES revenues for the quarter was the Company's Vista IVR product with sales of $3.6 million, or 60% of System sales.

         For the six month period ended June 30, 1999, Vista IVR product sales were $6.5 million, or 55% of System sales. The Company announced the release of Vista in May of 1998 and began recognizing revenue for the Vista product in the third quarter of 1998.

         SERVICE BUREAU REVENUES decreased by $334,000, or 15%, quarter-over-quarter and $343,000, or 8%, between the comparable six month periods. The cable TV industry has experienced a decline in consumer purchases of pay-per-view events which has resulted in downward trend in transaction processing fees by the Company.

         MAINTENANCE AND OTHER SERVICE REVENUES decreased $701,000, or 19% from the same quarter of the prior year, and decreased $2.1 million, or 25% from the comparable six month period.

         For the quarter, the Maintenance component decreased $183,000, or 7% from the prior year, and for the six month period the Maintenance component decreased $375,000, or 7% from the prior year. This was consistent with Company expectations because the Company had earlier advised customers that certain products were not Year 2000 compliant and would not be made so, causing some maintenance contracts not to be renewed.

         For the quarter the Other Services Revenues component decreased $518,000, or 50% from the prior year, and for the six month period the Other Services Revenues component decreased $ 1.7 million or 66% from the prior year. The decreases were primarily due to the lack of any settlements of patent lawsuits in the current year. During the prior year's quarter and six month periods, the company had revenues of $0.6 million and $1.7 million, respectively, from settlements of patent lawsuits. These settlements related to economic rights maintained by the Company after the sale of a patent portfolio in 1997. The realization of any further revenues related to the Company's former patent portfolio is uncertain.

         INTERNATIONAL REVENUES for the second quarter of 1999 were $1.2 million, or 11% of total revenues, compared to $2.1 million, or 18%, for the second quarter of 1998. For the six month period ended June 30, 1999, international revenues were $3.3 million, or 15% of total revenues, as compared to $3.8 million, or 17%, for the prior comparable period. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations.

GROSS MARGIN

         The gross margin percentage for the quarter ended June 30, 1999 was 41% of net revenues as compared with 51% in the comparable prior year quarter. The gross margin percentage for the six months ended June 30, 1999 was 43% of net revenues as compared to 51% in the comparable year ago period.

         Gross margins for System Sales decreased to 34% from 40% between the comparable quarters due primarily to increased outside contractor costs which the Company believes will be less of a factor going forward. For the six month period gross margins on System Sales were flat at 37%.

          Gross margins for the Service Bureau decreased to 29% from 44% between the comparable quarters, and decreased to 33% from 41% between the comparable six-month periods. Service Bureau margins for the current three and six-month periods declined on reduced sales primarily due to the relatively fixed nature of Service Bureau costs.

          Gross margins on Maintenance and Other Services decreased to 61% from 70% between the comparable quarters, and decreased to 62% from 72% between the comparable six month periods. Maintenance and Other Services margins for the current three and six-month periods declined on reduced sales due to the relatively fixed nature of Maintenance and Other Services costs and the lack of relatively high margin patent revenue.

         The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the second quarter and the first six months of 1999 are not necessarily indicative of the results to be expected for the full year.



OPERATING EXPENSES

         Operating expenses for the second quarter of 1999 were $7.3 million, an increase of $221,000 over the prior year quarter. Contributing to the increase was an accrual of $640,000 for severance pay associated with employees who left during the quarter in part due to the consolidation of the corporate structure, and moving the corporate headquarters to Phoenix. Additionally, the Company added $500,000 to the reserve for doubtful accounts, primarily due to certain disputes with domestic accounts. For the six month period ended June 30, 1999, operating expenses were $14.1 million, a decrease of $294,000, or 2%, from the prior year period.

         Selling, marketing and administrative expenses increased $535,000, or 11%, over the comparable quarters and $359,000, or 4%, over the corresponding six month periods. The above mentioned expenses related to the severance pay accrual and the reserve for doubtful accounts were both classified as "selling, marketing and administrative" expenses.

          Research and development expenses for the second quarter of 1999 decreased $214,000, or 15%, from the prior year quarter and decreased by $487,000, or 17%, from the comparable six month period. The prior year periods were impacted by the development of the Vista product which was released in May of 1998.

NET INCOME (LOSS)

         Syntellect reported a net loss of $2.7 million, or $(.20) per share for the second quarter of 1999, compared to a net loss of $1.2 million, or $(.09) per share for the prior year quarter. For the six month period ended June 30, 1999, the Company reported a net loss of $4.3 million, or $(.32) per share, compared to a net loss of $2.6 million, or $(.19) per share for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         For the first six months of 1999, the Company had negative cash flows from operations of $1.9 million which remained steady from the same period of 1998. The negative cash flows from operations was primarily due to the net loss for the quarter, increases in accounts receivable, and decreases in accounts payable; partially offset by the decrease in inventories and prepaid expenses, and the increases in the provision for doubtful accounts, customer deposits and deferred revenues.

         Cash flows from investing activities provided $3.1 million during the period. Net sales of marketable securities provided $4 million, while cash used in the acquisition of fixed assets totaled $933,000.

         Cash used in financing activities totaled $261,000 for the period. Proceeds from the issuance of common stock totaled $64,000, while the purchase of treasury stock used $195,000, and the repayment of long-term debt used $130,000.

         Syntellect had working capital of $10.4 million at June 30, 1999, as compared to $14.8 million at December 31, 1998. The current ratio was 1.8:1 and 2.2:1 on such dates, respectively. Cash, cash equivalents and marketable securities at the end of the first quarter totaled $8.3 million as compared with $11.5 million at year end.

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

         On November 13, 1998, the Board of Directors of Syntellect approved the stock buyback plan to purchase up to 1.5 million shares of the Company's common stock over the next two years. As of August 5, 1999, the Company had repurchased 106,900 shares.







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

     The Company is addressing the Year 2000 compliance issues. The Company's state of readiness can be explained via three elements: (1) information technology ("IT") and non-IT systems, (2) external customers on maintenance, and
(3) third party issues, as listed in the table below:

                                                                YEAR 2000
ISSUE                           DESCRIPTION                     COMPLIANT                 STATUS
-----                           -----------                     ---------                 ------
IT-internal financial system    Production problems
                                necessitated an upgrade to      Yes                       Installed and in production
                                new version of current
                                software

                                                                YEAR 2000
ISSUE                           DESCRIPTION                     COMPLIANT                 STATUS
-----                           -----------                     ---------                 ------
IT-systems                      Internal hardware and           In progress               Plan in place to evaluate
                                software, primarily desktop                               internal hardware and
                                PC's,  servers, and SIS                                   software which is
                                Transaction Center equipment                              currently being executed
                                                                                          with deadline of completion by early
                                                                                          fourth quarter of 1999. Purchase of new
                                                                                          equipment requires vendors' warranty of
                                                                                          being Year 2000 compliant.

Non-IT systems                  Building and equipment          In progress               Completion by end of third
                                                                                          quarter of 1999.

External customers on           Inform customers as to                                    All maintenance customers
   Maintenance                  whether product                                           have been informed via
                                purchased is Year 2000                                    letter as to status of
                                Compliant and options in        Not applicable            their product and options
                                migrating to versions                                     available.
                                which are compliant

Third party issues              Assess third party risks  -                               Ongoing assessment in
                                primarily suppliers             In progress               place via accessing
                                                                                          suppliers' WEB page via
                                                                                          the Internet and direct
                                                                                          contact with suppliers.


         Costs related to remedying Year 2000 compliance issues are not fully known at this time. The Company is currently analyzing the issues as stated above. The following table provides the status as currently known:


ISSUE                                    COSTS                                  REASON
-----                                    -----                                  ------
IT-internal financial system             None                                   Production problems required the
                                                                                Company to upgrade to new
                                                                                version of current software
                                                                                regardless of Year  2000
                                                                                compliance issue.

IT-systems                               Unknown                                Evaluation of  PC related hardware
                                                                                and software has been integrated
                                                                                into current staff's
                                                                                responsibilities and has not
                                                                                required additional assistance.  At
                                                                                this time, the Company does not
                                                                                anticipate the costs to remedy this
                                                                                issue to be material.
                                         $490,000 (1998)                        Cost to upgrade equipment in the
                                         $700,000 (1999 estimate)               Service Bureau Transaction Center to
                                                                                improve functionality and address
                                                                                Year 2000 compliance issues.

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
                                                                                and coordination of project

         Major risks caused by Year 2000 compliance are primarily related to customers. The Company has reviewed the current products available to customers and has determined that all are Year 2000 compliant. Of the products still supported under maintenance contracts, the ARU (Audio Response Unit) is not Year 2000 compliant and will not be made so. ARU customers have been notified of this issue and informed that maintenance contracts of this product will be discontinued by December 31, 1999. The Company will be extending services to these customers on a time and materials basis as their maintenance contracts expire. Total exposure for lost maintenance revenue from this product line is approximately $1.9 million annually based on 1998 revenues earned. The time and materials services plus any ARU customers who choose to migrate to a current product that is Year 2000 compliant will mitigate the exposure of lost ARU maintenance revenue.

         Other customers may also be on earlier versions of current products, which are not Year 2000 compliant. As described above, the Company has notified all customers on maintenance as to whether products purchased are Year 2000 compliant and options in migrating to the Company's current products which are on versions that are Year 2000 compliant. The risk of lost revenue is unknown at this time but the Company is in the process of assessing this risk and determining any possible contingency plans.

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

         Patents is the operating segment which held the Company's patent portfolio. In October 1997, the Company sold the patent portfolio to a third party for $10 million. The Company received cash of $5 million at closing and a $5 million promissory note which was fully collected by September 1998. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. Revenues from Customers include payments for settlement of patent lawsuits. The Company recognized $1.7 million in revenue in the six months ended June 30, 1998 from patent lawsuits, but has had no such revenue in the current year. The Company is still pursuing certain litigation against third parties, but the realization of revenue, if any, from potential settlements is uncertain.

FORWARD LOOKING STATMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

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


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)      The Company's Annual Meeting of  Stockholders was held on May 20, 1999


(b)      Not applicable


(c) A proposal to elect one director was adopted by the stockholders of the Company.


                  The vote on the matter was:

                                             For                  Abstained
                                             ---                  ---------
             William P. Conlin            11,570,772              1,047,052

PART II. OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 27.1 - Financial Data Schedule-1999



         (b) Reports on Form 8-K

             No current reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SYNTELLECT INC.



Date:  August 12, 1999             By:  /s/    Peter W. Pamplin
                                        ------------------------------
                                   Peter W. Pamplin
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer


                                   By:  /s/    Keith A. Pekkala
                                        ------------------------------
                                   Keith A. Pekkala
                                   Vice President and Controller,
                                   (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 27.1 - Financial Data Schedule-1999