Form 10-Q
period 1999-09-30
SYNTELLECT INC
filed 1999-11-15
CIK 758830

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 _______________________________________________


                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

   12,080,489 shares of common stock, $.01 par value per share, were outstanding on November 13, 1999.


===============================================================================

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                                Page
                                                                                                                ----


PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998        3

                  Unaudited Condensed Consolidated Statements of Operations - Three Months and Nine Months
                           Ended September 30, 1999 and September 30, 1998                                          4

                  Unaudited Condensed Consolidated Statements of Cash Flows-
                           Nine Months Ended September 30, 1999 and September 30, 1998                              5

                    Notes to Condensed Consolidated Financial Statements                                            6

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8

         ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                        12



PART II.  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                                                                 13

SIGNATURES                                                                                                         14

EXHIBITS

         Exhibit Index                                                                                             15

ITEM 1.  FINANCIAL STATEMENTS

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except shares and per share amounts)


                                                                                      September 30,    December 31,
                                                                                        1999               1998
                                                                                      -------------    ------------
                                                                                     (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                                        $  3,429          $  3,236
         Marketable securities ($1,100 restricted)                                           3,690             8,298
         Trade receivables, net of allowance for doubtful accounts of $1,026 and
               $932, respectively                                                           13,051            11,202
         Inventories, net                                                                    2,259             2,973
         Prepaid expenses                                                                      630               963
                                                                                           -------           -------
                  Total current assets                                                      23,059            26,672

Property and equipment, net                                                                  4,888             5,429
Other assets                                                                                   166                32
                                                                                           -------           -------
                  Total Assets                                                             $28,113           $32,133
                                                                                           =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                                   $1,629            $2,560
         Accrued liabilities                                                                 4,105             3,278
         Customer deposits                                                                   4,590             3,080
         Deferred revenue                                                                    2,893             2,717
         Capital lease obligations - current portion                                           227               240
                                                                                           -------           -------
Total current liabilities                                                                   13,444            11,875

Capital lease obligations - non-current portion                                                381               445
                                                                                           -------           -------
                  Total liabilities                                                         13,825            12,320
                                                                                           -------           -------

Shareholders' equity:
         Preferred stock, $.01 par value per share. Authorized 2,500,000 shares;
               no shares issued or outstanding                                                   -                 -
         Common stock, $.01 par value per share. Authorized 25,000,000 shares;
               issued, 13,841,421 and 13,699,095, respectively                                 138               137
         Additional paid-in capital                                                         61,106            60,917
         Accumulated deficit                                                               (42,267)          (40,072)
         Accumulated other comprehensive loss                                                  (41)              (21)
                                                                                           --------          --------
                                                                                            18,936            20,961
         Treasury stock, at cost, 1,760,932 and 179,232 shares, respectively                (4,648)           (1,148)
                                                                                           --------          --------
                  Total shareholders' equity                                                14,288            19,813
                                                                                           --------          -------
                  Total liabilities and shareholders' equity                               $28,113           $32,133
                                                                                           =======           =======
     See accompanying notes to condensed consolidated financial statements.


                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                             Three Months Ended           Nine Months Ended
                                                                               September 30,               September 30,
                                                                                -------------               -------------
                                                                               1999         1998          1999          1998
                                                                               ----         ----          ----          ----
Net revenues:
         System sales                                                      $  6,599     $  6,503      $ 18,466      $ 16,139
         Service bureau                                                       1,978        2,202         6,149         6,716
         Maintenance and other services                                       5,480        3,961        11,703        12,276
                                                                           --------     --------      --------      --------
                  Total net revenues                                         14,057       12,666        36,318        35,131

Cost of revenues:
         System sales                                                         3,342        3,657        10,853         9,722
         Service bureau                                                       1,168        1,094         3,962         3,756
         Maintenance and other services                                       1,908        1,016         4,258         3,308
                                                                           --------     --------      --------      --------
                  Total cost of revenues                                      6,418        5,767        19,073        16,786
                                                                           --------     --------      --------      --------
                  Gross margin                                                7,639        6,899        17,245        18,345

Operating expenses:
         Selling, marketing and administrative                                4,338        5,100        14,860        15,263
         Research and development                                             1,075        1,400         3,442         4,254
         Depreciation and amortization                                          640          626         1,864         2,015
                                                                           --------     --------      --------      --------
                  Total operating expenses                                    6,053        7,126        20,166        21,532
                                                                           --------     --------      --------      --------
Operating income (loss)                                                       1,586         (227)       (2,921)       (3,187)

Other income (expense), net
         Interest income                                                         54          137           231           503
         Other                                                                  493          (15)          495           (31)
                                                                           --------     --------      --------      --------
                  Total other income                                            547          122           726           472
                                                                           --------     --------      --------      --------
Income (loss) before income taxes                                             2,133         (105)       (2,195)       (2,715)


         Income taxes                                                            --           --            --            --
                                                                           --------     --------      --------      --------
         Net income (loss)                                                 $  2,133     $   (105)     $ (2,195)     $ (2,715)
                                                                           ========     ========      ========      ========

Net income (loss) per common share - basic                                 $   0.16     $   (.01)     $   (.16)     $   (.20)
                                                                           ========     ========      ========      ========

Net income (loss) per common share - diluted                               $   0.16     $   (.01)     $   (.16)     $   (.20)
                                                                           ========     ========      ========      ========

Weighted average shares - basic                                              13,170       13,651        13,373        13,604


Weighted average shares - diluted                                            13,550       13,651        13,373        13,604

Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment                                   152           22           (14)           64
      Unrealized loss on marketable securities                                   --          (11)           (6)           (3)
                                                                           --------     --------      --------      --------
Other comprehensive income (loss)                                               152           11           (20)           61
                                                                           --------     --------      --------      --------
Comprehensive income (loss)                                                $  2,285     $    (94)     $ (2,215)     $ (2,654)
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

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                       -------------
                                                                                                1999                1998
                                                                                                ----                ----
Cash flows from operating activities:
         Net loss                                                                               $(2,195)            $(2,715)
         Adjustments to reconcile net loss to net cash
              provided by (used in) operating activities:
                  Depreciation and amortization                                                   1,864               2,015
                  Provision for doubtful accounts                                                   821                 343
                  Decrease (increase) in receivables                                             (2,670)               (344)
                  Decrease (increase) in prepaid expenses                                           333                (261)
                  Decrease (increase) in inventories                                                714                (502)
                  Stock option compensation expense                                                   -                  16
                  Increase (decrease) in accounts payable                                          (931)               (586)
                  Increase (decrease) in accrued liabilities                                        827                (857)
                  Increase (decrease) in customer deposits                                        1,510               1,495
                  Increase (decrease) in deferred revenues                                          176                (264)
                  Change in other assets and liabilities                                           (134)                (54)
                                                                                                -------             -------
                       Net cash provided (used) by operating activities                             315              (1,714)
                                                                                                -------             -------

Cash flows from investing activities:
         Purchase of marketable securities                                                      (11,627)            (14,195)
         Maturities of marketable securities                                                     16,235              17,133
         Proceeds from notes receivables                                                              -               4,250
         Purchase of property and equipment                                                      (1,202)             (1,390)
                                                                                                -------             -------
                       Net cash provided by investing activities                                  3,406               5,798
                                                                                                -------             -------
Cash flows from financing activities:
         Proceeds from issuance of common stock                                                     190                 117
         Purchase of treasury stock                                                              (3,500)                  -
         Principal payments on long-term debt                                                      (198)               (149)
                                                                                                -------             -------
                       Net cash used in financing activities                                     (3,508)                (32)
                                                                                                -------             -------
Effect of exchange rates on cash                                                                    (20)                 63
                                                                                                -------             -------
Net increase in cash and cash equivalents                                                           193               4,115

Cash and cash equivalents at beginning of period                                                  3,236               2,290
                                                                                                -------             -------
Cash and cash equivalents at end of period                                                      $ 3,429             $ 6,405
                                                                                                =======             =======
Supplemental disclosure of cash flow information:
         Cash paid for interest                                                                 $    52             $    53
                                                                                                =======             =======
         Capital lease obligations incurred                                                     $   121             $     -
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

   The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         Revenue Recognition

   Syntellect recognizes revenue from sales of systems and services in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2").


(2)      Business Segments

   Effective for financial statements for fiscal periods beginning after December 15, 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating segments. An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. The Company has three operating segments which are organized based on differences in products and services:
Systems, Service Bureau ("SB"), and Patents:


QUARTER ENDED SEPTEMBER 30, 1999                SYSTEMS          SB            PATENTS          TOTAL
 Revenues from customers                       $ 9,679       $  1,978         $  2,400        $ 14,057
 Depreciation and amortization                     524            116                -             640
 Segment income                                    464            101            1,568           2,133
 Expenditures for segment assets                   243            147                -             390


QUARTER ENDED SEPTEMBER 30, 1998
 Revenues from customers                       $ 9,881       $  2,202           $  583        $ 12,666
 Depreciation and amortization                     491            135                -             626
 Segment income (loss)                            (869)           360              404            (105)
 Expenditures for segment assets                   189            153                -             342




NINE MONTHS ENDED SEPTEMBER 30, 1999                SYSTEMS          SB          PATENTS         TOTAL
 Revenues from customers                           $ 27,769     $  6,149       $  2,400        $ 36,318
 Depreciation and amortization                        1,514          350              -           1,864
 Segment income (loss)                               (3,837)          74          1,568          (2,195)
 Expenditures for segment assets                        754          569              -           1,323


NINE MONTHS ENDED SEPTEMBER 30, 1998
 Revenues from customers                           $ 26,158     $  6,716       $  2,257        $ 35,131
 Depreciation and amortization                        1,430          585              -           2,015
 Segment income (loss)                               (4,816)         583          1,518          (2,715)
 Expenditures for segment assets                      1,111          279              -           1,390


(3)      INVENTORIES

         Inventories consist of the following:

                                                                              September 30,        December 31,
                                                                                  1999                1998
                                                                              -------------        ------------
                Finished goods                                                  $  932              $  795
                Purchased components                                             1,120               1,746
                Repair, warranty and maintenance inventory                       1,967               2,695
                                                                               -------             -------
                                                                                 4,019               5,236
                Less allowances for obsolescence                                (1,760)             (2,263)
                                                                               -------             -------
                                                                               $ 2,259             $ 2,973
                                                                               =======             =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

   Net revenues for the quarter ended September 30, 1999 were $14.1 million, an increase of $1.4 million, or 11%, from the comparable prior quarter of 1998. The increase for the period was due primarily to the settlement of a patent lawsuit, aided by slightly increased System sales, but offset by reduced Service Bureau and Maintenance and Other Services revenues. For the nine month period ended September 30, 1999, net revenues were $36.3 million, an increase of 3% from $35.1 million for the corresponding period in 1998. Net revenues consist of SYSTEM SALES, SERVICE BUREAU REVENUES and MAINTENANCE AND OTHER SERVICES REVENUES, which represented 47%, 14%, and 39% of net revenues, respectively, for the quarter ended September 30, 1999, and 51%, 17%, and 32% of net revenues, respectively, for the nine month period ended September 30, 1999.

   SYSTEM SALES revenues increased $96,000, or 1.5%, over the comparable quarter and increased $2.3 million, or 14.4%, over the corresponding nine month period. The increases for both periods were due primarily to the strength of the Vista(TM) product line, which has shown increased sales in every quarter since it started generating revenues in the third quarter of 1998. Core product sales include Vista(TM), an open standards-based Interactive Communications Management ("ICM") software platform for enterprise customer call centers; VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; VocalPoint Interactive Services, providing computer telephony integration ("CTI") functionality, and Interactive Web Response ("IWR"). Non-core products include the Premier and Premier 030 proprietary IVR systems and the VocalPoint ARU (Audio Response Unit) for the cable television industry.

   SERVICE BUREAU REVENUES decreased by $224,000, or 10%, quarter-over-quarter and $567,000, or 8%, from the comparable nine month period. The cable TV industry has been deploying new order entry technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. This has resulted in a downward trend in transaction processing fees by the Company which is expected to continue.

   MAINTENANCE AND OTHER SERVICE REVENUES increased $1.5 million, or 38%, from the same quarter of the prior year, and decreased $573,000, or 5% from the comparable nine month period.

   For the quarter, the Maintenance component decreased $831,000, or 29%, from the prior year, and for the nine month period the Maintenance component decreased $1.2 million, or 14%, from the prior year. This was consistent with Company expectations because the Company had earlier advised customers that certain products were not Year 2000 compliant and would not be made so, causing some maintenance contracts not to be renewed.

   For the quarter, the Other Services Revenues component increased $2.3 million, or 122%, from the prior year, and for the nine month period, the Other Services Revenues component increased $633,000, or 17%, from the prior year. The increases were primarily due to the settlement of a $2.4 million patent lawsuit in the three month period. This settlement related to economic rights maintained by the Company after the sale of a patent portfolio in 1997. There were no other such settlements during the first nine months of the current year. During the prior year's quarter and nine month periods, the company had revenues of $583,000 and $2.26 million, respectively, from settlements of patent lawsuits. The realization of any further revenues related to the Company's former patent portfolio is uncertain.

   INTERNATIONAL REVENUES for the third quarter of 1999 were $3 million, or 21% of total revenues, compared to $2.5 million, or 20% of total revenues, for the third quarter of 1998. For the nine month period ended September 30, 1999, international revenues were $6.3 million, or 17% of total revenues, as compared to $6.1 million, or 17% of total revenues, for the prior comparable period. International revenues continue to be dominated by a few number of relatively large transactions and its relationship to total revenues is likely to vary from quarter to quarter.

GROSS MARGIN

   The gross margin percentage for the quarter ended September 30, 1999 was 54% of net revenues, the same as in the comparable prior year quarter. The gross margin percentage for the nine months ended September 30, 1999 was 47% of net revenues as compared to 52% in the comparable year ago period.

   The gross margin percentage for System Sales in the quarter ended September 30, 1999 increased to 49% from 44% in the prior year period. For the nine month period, the gross margin percentage on System Sales was 41% compared to 40% in the prior year period. The improved margins for both periods were primarily due to cost reductions and higher volumes.

   The gross margin percentage for the Service Bureau decreased to 41% from 50% in the comparable quarter, and decreased to 36% from 44% in the comparable nine month period. Service Bureau margins for the current three and nine month periods declined on reduced sales primarily due to the relatively fixed nature of Service Bureau costs.

   The gross margin percentage on Maintenance and Other Services decreased to 65% from 74% in the comparable quarter, and decreased to 64% from 73% in the comparable nine month period. Maintenance and Other Services margins, less the contribution of patent lawsuit settlements, for the current three and nine-month periods declined on reduced sales due to the relatively fixed nature of maintenance and other services costs.

   The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the third quarter and the first nine months of 1999 are not necessarily indicative of the results to be expected for the full year.


OPERATING EXPENSES

   Operating expenses for the third quarter of 1999 were $6.1 million, a decrease of $1 million, or 15%, from the prior year quarter. For the nine month period ended September 30, 1999, operating expenses were $20.2 million, a decrease of $1.3 million, or 6%, from the prior year period.

   Selling, marketing and administrative expenses decreased $762,000, or 15%, from the comparable quarter and $403,000, or 3%, from the corresponding nine month period. Contributing to the decrease for both periods was the consolidation of the corporate structure and general cost reductions which took place during the second and third quarters of the current year.

   Research and development expenses for the third quarter of 1999 decreased $325,000, or 23%, from the prior year quarter and decreased by $812,000, or 19%, from the comparable nine month period. The prior year periods were impacted by the development of the Vista product which was released in May of 1998.

OTHER INCOME

   During the period ending September 30, 1999, the Company sold its predictive dialer product line to Nobel Systems Corporation contributing $509,000 net to other income.

NET INCOME (LOSS)

   Syntellect reported net income of $2.1 million, or $0.16 per share, both basic and diluted, for the third quarter of 1999, compared to a net loss of $105,000, or $(.01) per share, for the prior year quarter. For the nine month period ended September 30, 1999, the Company reported a net loss of $2.2 million, or $(.16) per share, compared to a net loss of $2.7 million, or $(.20) per share, for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

   For the first nine months of 1999, the Company had cash flows from operations of $315,000 compared to negative cash flows from operations of $1.7 million in the same period in 1998. The cash flows from operations were primarily due to decreases in prepaid expenses and inventories, increases in accrued liabilities, customer deposits, deferred revenues, and the provision for doubtful accounts; partially offset by the net loss, increases in accounts receivable and other assets, and a decrease in accounts payable.

   Cash flows from investing activities provided $3.4 million during the period. Net sales of marketable securities provided $4.6 million, while cash used in the acquisition of fixed assets totaled $1.2 million.

   Cash used in financing activities totaled $3.5 million for the period. Proceeds from the issuance of common stock totaled $190,000; while the purchase of treasury stock used $3.5 million, and the repayment of long-term debt used $198,000.

   Syntellect had working capital of $9.6 million at September 30, 1999, as compared to $14.8 million at December 31, 1998. The current ratio was 1.7:1 and 2.2:1 on such dates, respectively. Cash, cash equivalents and marketable securities at the end of the third quarter totaled $7.1 million as compared with $11.5 million at year end.

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

   On November 13, 1998, the Board of Directors of Syntellect approved a stock buyback plan to purchase up to 1.5 million shares of the Company's common stock over the next two years. The Company completed the buyback plan during the period ended September 30, 1999. On November 5, 1999, the Company announced a new stock buyback plan pursuant to which the Company may acquire up to 1 million shares over the next year.

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


                                    YEAR 2000
----------------------------------------------------------------------------------------------------------------------------------
ISSUE                           DESCRIPTION                         COMPLIANT                       STATUS
----------------------------------------------------------------------------------------------------------------------------------
IT-internal financial           Production problems
system                          necessitated an upgrade to
                                new version of current              Yes                           Installed and in production
                                software
----------------------------------------------------------------------------------------------------------------------------------
IT-systems                      Internal hardware and               In progress                   Substantially complete.
                                software, primarily desktop
                                PC's,  servers, and SIS
                                Transaction Center equipment
----------------------------------------------------------------------------------------------------------------------------------
Non-IT systems                  Building and equipment              In progress                   Substantially complete.
----------------------------------------------------------------------------------------------------------------------------------

                                    YEAR 2000
----------------------------------------------------------------------------------------------------------------------------------
ISSUE                           DESCRIPTION                     COMPLIANT                 STATUS
----------------------------------------------------------------------------------------------------------------------------------
External customers on           Inform customers as to                                    All maintenance customers
   Maintenance                  whether product purchased is                              have been informed via
                                Year 2000 compliant and         Not applicable            letter as to status of
                                options in migrating to                                   their product and options
                                versions which are compliant                              available.
----------------------------------------------------------------------------------------------------------------------------------
Third party issues              Assess third party risks  -                               Ongoing assessment in
                                primarily suppliers             In progress               place via accessing
                                                                                          suppliers' WEB page via
                                                                                          the Internet and direct
                                                                                          contact with suppliers.
----------------------------------------------------------------------------------------------------------------------------------

   Costs related to remedying Year 2000 compliance issues are not fully known at this time. The Company is currently analyzing the issues as stated above. The following table provides the status as currently known:

----------------------------------------------------------------------------------------------------------------------------------
ISSUE                                    COSTS                                  REASON
----------------------------------------------------------------------------------------------------------------------------------
IT-internal financial system             None                                   Production problems required the
                                                                                Company to upgrade to new version of
                                                                                current software regardless of Year
                                                                                2000 compliance issue.
----------------------------------------------------------------------------------------------------------------------------------
IT-systems                               Unknown                                Evaluation of  PC related hardware
                                                                                and software has been integrated
                                                                                into current staff's
                                                                                responsibilities and has not
                                                                                required additional assistance.  The
                                                                                Company does not anticipate the
                                                                                costs to remedy this issue to be
                                                                                material.
                                         $490,000 (1998)                        Cost to upgrade equipment in the
                                         $700,000 (1999 estimate)               Service Bureau Transaction Center to
                                                                                improve functionality and address
                                                                                Year 2000 compliance issues.
----------------------------------------------------------------------------------------------------------------------------------
Non-IT systems                           Not material                           Completion of projects has been
                                                                                integrated into current staff's
                                                                                responsibilities.
----------------------------------------------------------------------------------------------------------------------------------
Third party suppliers                    Not material                           Evaluation of suppliers has been
                                                                                integrated into current staff's
                                                                                responsibilities and has not
                                                                                required additional assistance.
----------------------------------------------------------------------------------------------------------------------------------
External customers                       $25,000                                Administration of customer letters
                                                                                and coordination of project.
----------------------------------------------------------------------------------------------------------------------------------


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

   Other customers may also be on earlier versions of current products, which are not Year 2000 compliant. As described above, the Company has notified all customers on maintenance as to whether products purchased are Year 2000 compliant and options in migrating to the Company's current products which are on versions that are Year 2000 compliant. The risk of lost revenue for the fourth quarter of 1999 and beyond is unknown at this time.

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

   Systems is the operating segment that has products and services including IVR, IWR, CTI, and maintenance.

   Service Bureau is the operating segment that has products and services including Home Ticket pay-per-view, Hot Spots, Call Redirect, Cyberstats, and a variety of out-sourced electronic capabilities such as benefits enrollment and broadcast faxing.

   Patents is the operating segment that held the Company's patent portfolio. In October 1997, the Company sold the patent portfolio to a third party for $10 million. The Company received cash of $5 million at closing and a $5 million promissory note which was fully collected by September 1998. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. Revenues include payments for settlement of patent lawsuits. The Company recognized $2.4 million in revenue in the nine months ended September 30, 1999 from patent lawsuits, compared to $2.26 million in the comparable period last year. The Company is still pursuing certain litigation against third parties, but the realization of revenue, if any, from potential settlements is uncertain.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   There has been no change since the Form 10-K for the year ended December 31, 1998; see Part II, item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit 10.1 - Asset Purchase Agreement dated September 15, 1999, by and among Syntellect Inc., Telecorp Systems, Inc., Syntellect Europe Ltd., and Noble Systems Corporation.


          Exhibit   27.1 - Financial Data Schedule-1999


(b)       Reports on Form 8-K

          No current reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SYNTELLECT INC.

Date:  November 12, 1999                   By:  /s/    Peter W. Pamplin
                                           Peter W. Pamplin
                                           Vice President, Chief Financial
                                           Officer,Secretary and Treasurer


                                           By:  /s/    Keith A. Pekkala
                                           Keith A. Pekkala
                                           Vice President and Controller,
                                           (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1 - Asset Purchase Agreement dated September 15, 1999, by and among Syntellect Inc., Telecorp Systems, Inc., Syntellect Europe Ltd., and Noble Systems Corporation.

Exhibit 27.1 - Financial Data Schedule - 1999