Form 10-K
period 1999-12-31
SYNTELLECT INC
filed 2000-03-30
CIK 758830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  __________to _________

                           Commission File No. 0-18323

                               SYNTELLECT(R) INC.
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

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
           Securities Registered Pursuant to Section 12(g) of the Act:

          TITLE OR CLASS                 NAME OF EXCHANGE ON WHICH REGISTERED
          --------------                 ------------------------------------
   Common Stock, $.01 par value              Nasdaq National Market System

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 20, 2000, the aggregate market value of common stock held by non-affiliates of the Registrant was $54,330,493.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, par value $.01 per share ("Common Stock"), as of the latest practicable date.

        11,782,242 shares of Common Stock outstanding on March 20, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Materials from the Registrant's Proxy Statement relating to its 2000 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

   ITEM 1.  BUSINESS......................................................     1

   ITEM 2.  PROPERTIES....................................................     9

   ITEM 3.  LEGAL PROCEEDINGS.............................................     9

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     9

PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...........................................    10

   ITEM 6.  SELECTED FINANCIAL DATA.......................................    10

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.....................................    12

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...     16

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    16

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................    36

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    36

   ITEM 11. EXECUTIVE COMPENSATION........................................    36

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT....................................................    36

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    36

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K......................................................    36

SIGNATURES                                                                    40

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Syntellect Inc. (together with its subsidiaries, collectively referred to as "Syntellect" or the "Company") develops, markets and integrates voice, internet, and call processing software and services worldwide. The Company offers a diversified product line which includes Interactive Voice Response ("IVR"), Interactive Web Response ("IWR"), Computer Telephony Integration ("CTI"), Advanced Speech Recognition ("ASR"), and a worldwide distribution network. While focused on enterprise call centers, the Company has developed industry technologies for financial services, media (cable/satellite TV and newspapers), and utilities. Syntellect also provides an interactive transaction-based hosted services center for those customers who prefer to outsource their voice processing or web transaction-based applications, including cable and satellite pay-per-view orders, employee benefits enrollment, and utility outage applications. Syntellect currently employs a total of 251 people, and in addition to its primary office facilities in Phoenix, maintains five sales and support offices in the United States and one in London.

     This report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, certain statements contained in Part I, Item 1 -- "Business" under the captions "Historical Development of the Company", "Industry and Market Background", "Products", "Services", "Sales, Marketing, Service & Support", "Product Development", "Manufacturing and Suppliers", "Backlog", "Proprietary Rights and Intellectual Property" and "Employees"; Part I, Item 3 -- "Legal Proceedings"; Part II, Item 5, "Market for the Company's Common Equity Securities and Related Stockholder Matters"; and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of important factors that could affect the validity of any such forward-looking statements.


HISTORICAL DEVELOPMENT OF THE COMPANY

     Founded in 1984, Syntellect was an early pioneer in the IVR industry, and by 1995 had become the fourth largest provider of IVR technologies in North America and the largest IVR provider in Europe. Virtually all of the Company's growth during this period was attributable to its proprietary IVR systems (Infobot and Premier). In the early 1990's, the IVR industry experienced a major shift in product demand as the market began to move from proprietary hardware and software applications to advanced, open architecture products. These products increased functionality with a wider range of options for self-service -- including telephones using speech recognition, personal computers and the Internet, to faxes, pagers and mobile phones. In 1993, the Company introduced its first open architecture product, the VocalPoint IVR, and announced the phase-out of its proprietary lines.

     On March 14, 1996, Syntellect acquired Pinnacle Investment Associates Inc. ("Pinnacle") in a transaction that was accounted for as a pooling of interests. Pinnacle subsequently was merged into its wholly owned subsidiary, Telecorp Systems, Inc. ("Telecorp"). Telecorp developed and distributed inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and healthcare industries, and operated a transaction-based hosted application center designed primarily to process pay-per-view orders for the cable television industry. Subsequent to the merger, all systems functions were merged into Syntellect Inc. and all hosted application center functions were consolidated into Syntellect Interactive Services ("SIS"), a wholly owned subsidiary of Telecorp.

     In 1998, the Company introduced VocalPoint Interactive Services Transaction Architecture ("Vista(TM)"). Vista combines call center technologies with a distributed client-server architecture, powerful open standards components, a web-based management system and a graphical application development tool. This combination provides customers with flexibility, scalability and efficiency, redundancy, and excellent processing performance in comparison to previous proprietary solutions.

INDUSTRY AND MARKET BACKGROUND

     Evolution of the Call Center. Traditionally, consumers contacting organizations to obtain data or services did so by talking with someone in person. While these "call centers" enabled a company to provide a personal touch with its customers, they also created inefficiencies and disadvantages such as
(i) the high cost of maintaining a large pool of agents to answer calls and provide service, (ii) the practical limits on the amount of information and level of service that could be given to individual callers, and (iii) the increased potential for service delays and agent error as call volume increased or substantially varied with the time of day. As a result, organizations have increasingly turned to various methods of automation to process these calls and have redefined the role of their call centers by expanding the definition of a "call" from a person-to-person voice transaction to a range of transactions involving voice, data and workflow automation. Call centers have become "customer contact centers," linking multiple sites and geographically dispersed resources through wide area networks, corporate intranets, extranets, and the Internet.

      Customer Contact Management has become a major business requirement as companies realize that fast, friendly and cost efficient service offers distinct competitive advantages. Customer Contact Management eliminates hold times, provides increased accuracy in transaction processing, and allows for expanded service offerings. Customer Contact applications can effectively handle up to 60% of most interactive customer transactions. Many issues still require the assistance of a customer service agent; however, technology has helped to automate the agent's interaction with the customer through the use of solutions such as CTI which integrates the transmission of voice and data in a single telephone call. For example, an inbound solution may involve a "screen pop" of customer information at the agent's workstation.

     The use of IVR systems has allowed businesses to broaden the type of transactions that can be conducted in this manner. These transactions now include order entry, package tracking, home banking, customer service, hospital patient information requests, student registration, catalog sales, benefits enrollment, dealer locator services, airline schedule information, pay-per-view ordering, automated stock transactions, and fax-on-demand. As the market continues to evolve, the increased emphasis on cross-industry applications will require the IVR industry to develop solutions that will allow data to be accessible from an even wider range of database systems. This requires multi-vendor networking and application integration capabilities based on open architecture platforms. Standardization and interoperability are expected to facilitate the evolution of the IVR industry's next generation of products.

     Market Potential and Industry Rank. The Gartner Group, an industry analyst firm, reports that the $3 billion call center market in North America is growing at a rate of 20% per year. The group estimates that there are approximately 55,000 call centers worldwide with 30,000 of those call centers operated in the United States. In-Stat, a market research firm, estimates that the market growth for web-enabling call centers will exceed 35% in the year 2000.

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

      Syntellect's principal domestic competitors for IVR and web products include Lucent Technologies, InterVoice-Brite, Aspect Telecommunications, Periphonics Corporation, Edify, a subsidiary of Security First, and IBM Corporation. Internationally, Syntellect's primary competitors include InterVoice-Brite, Telsis, Aspect Telecommunications, Periphonics, and IBM Corporation. Many of the Company's competitors have more extensive engineering, manufacturing, and marketing capabilities, in addition to their substantially greater financial, technological and personnel resources. The Company also expects new competitors to enter its markets.

PRODUCTS

      In 1998, the Company introduced its third generation software platform, Vista, using Microsoft's Windows NT(R) operating system and JAVA(R) as the programming language for customer application development. Vista, as Syntellect's contact center software platform, is a broad suite of communications features for companies automating customer transactions. Vista provides an all-in-one solution for interactive voice response, interactive web response, computer telephony integration, fax on demand, advanced speech recognition, and more. With this platform, transactions can be processed from callers using almost any communication device including telephones, web browsers, fax machines, and pagers.

      Vista is built on an open, scalable, standards-based framework to form a unified foundation for many different types of customer transactions. The Vista platform allows Syntellect customers to deliver powerful new capabilities to their contact centers while leveraging their existing telecommunications and information technology infrastructure. The Vista framework supports inbound and outbound telephone (touch-tone, voice, and fax), host, and web transactions. The framework also provides extensive interface capability and reporting options as well as a standard set of application development, administration and management tools. An extensive range of object-oriented applications can be installed on the framework that interacts with a customer's specific business needs within the context of today's multimedia contact centers.

      Vista can be configured for virtually every company, from small, single-premise contact centers up to multi-site global enterprise networks. Because Vista is open and standards-based, Syntellect customers receive the Information Technology ("IT") flexibility they need to adapt to changing business and technology conditions.

      The standards used in the Vista framework include: Windows NT(R) operating system, JAVA(R) application development language, Intel Dialogic(R) Voice Boards, Sybase(TM) relational database, and Intel(R)-based computer hardware. Vista components are sold as software-centric products. Syntellect provides the base software along with connections to a customer's PBX or ACD and host environment. Syntellect has also established partnerships with third party integrators who provide high quality, cost effective, industry standard platform components for Vista customers.

      Vista components include: Interactive Voice Response (IVR), Interactive Web Response (IWR), Computer Telephony Integration (CTI), Advanced Speech Recognition (ASR), Fax, Proactive Outbound Notification and a Speech Enabled Directory (SPEED).

      Vista IVR automates customer self-service inquiries and is sometimes considered the "voice" of an automated customer contact center. As part of the Vista software architecture, Vista IVR is designed to be highly scaleable and can be integrated into existing telecommunication and data processing environments. The same software and hardware components are utilized for all system or networked configurations, facilitating modular growth. Vista also is designed to be particularly effective in environments supporting multiple applications.

      Vista IWR allows companies to take advantage of the Internet with self-service solutions designed exclusively for the World Wide Web. Just as IVR allows a customer to conduct self-service transactions by telephone, IWR makes the same options available on the Internet. Rather than providing voice prompts, IWR provides visual instructions on the customer's computer screen. The IWR component of Vista incorporates all the features the customer needs to perform transaction processing on the Internet - - scalability, performance, security, access to enterprise data, and the ability to integrate with other Vista features.

      Syntellect's Advanced Speech Recognition and speaker authentication provide the recognition accuracy, scalability, and robustness required to deploy successful natural language and large vocabulary speech applications. Leveraging JAVA(R), Syntellect and Nuance Communications have partnered to create those applications by utilizing Nuance's SpeechObjects(TM) along with Vista's JAVA(R) Application Framework.

      Vista Proactive Notification is used to create, configure, and manage completely automated outbound calling campaigns while generating progress reports along the way. Proactive Notification applications can range from simple campaigns that deliver straightforward messages, to more complex self-service applications that involve questions to and answers from respondents.

      In January of 2000, Syntellect announced its Vista Speech Enabled Directory (SPEED). SPEED automates call routing tasks by allowing callers to speak the name of a specific individual (or department) they wish to reach instead of speaking to an operator or entering an extension number using the touch-tone keypad. The system then relies on advanced speech recognition algorithms to recognize the spoken name as well as advanced voice processing capabilities to transfer the call appropriately. When multiple employees have the same name, SPEED prompts the caller for additional information, such as the individual's department, then makes the appropriate routing decision. SPEED can be configured as a stand-alone product residing on the Vista platform or it can be configured as a part of a Vista IVR application.

      Vista Fax Server receives fax requests from inbound or outbound agents and IVR and IWR applications. With Syntellect's Fax option, customers may obtain a facsimile of the information they desire using a Vista system. Data from a host screen or database that callers access during a transaction can be merged with forms, graphics, or logos stored on the IVR system before being faxed to the caller. Callers can retrieve pre-defined documents such as product brochures, catalog information, or stock reports.

      Vista CTI assists in optimizing contact center agents' productivity by allowing them to handle telephone calls more intelligently and efficiently. For example, by using CTI technology, customer data collected by the IVR at the initiation of a customer contact session can be delivered to an agent's workstation at the same time the telephone connection is transferred to that agent's telephone. The simultaneous transfer of a caller's voice and account data results in increased agent productivity, greater effectiveness in resolving customer inquiries, and efficiencies in providing what consumers perceive to be personalized, integrated support.

      Vista tools include VistaView and VistaGen. VistaView allows users to monitor their Vista servers and applications. Using VistaView, system administrators have the ability to examine all aspects of their system, whether the data resides on an individual platform or at numerous locations. VistaView can act as a single point of access for both consolidated and itemized system information. VistaView supports all Vista system components. VistaGen Application Generator is an object oriented application development tool for Vista which simplifies the customer's process of building simple IVR applications into a sophisticated application which incorporates natural language speech recognition, IWR and CTI technologies.

SERVICES

      Hosted Services. The Company operates a hosted services transaction center through SIS. Telemarketing(R) and Call Center Solutions(TM) magazines ranked SIS fifth among interactive service providers in the United States for 1999. The ranking was based on the cumulative number of transactions processed over a 12-month period. The SIS National Transaction Center ("NTC"), with nearly 5,000 ports of IVR capacity, database and web servers, offers telephony and Internet based automated transaction outsourcing and is designed with full system redundancy and fault-tolerant power protection for operation 24-hours a day, 7-days a week.

     The NTC call center is an automated "lights out" facility which handles more than four million telephone and Internet-based transactions each month for its customers. The NTC is used for the Company's Home Ticket(TM) pay-per-view service, the largest application hosted by SIS.

     Home Ticket combines the speed and convenience of 800 numbers, the user-friendly nature of IVR technology and real-time connectivity with cable system billing mainframes to process orders for over 500 cable and satellite television operators in North America including AT&T/TCI, Time Warner, Cablevision Systems, and Comcast. Home Ticket is the pay-per-view service utilized by approximately 8 million households in the United States alone. The Company has added additional features to the Home Ticket service, including Hot Spots advertising and promotion messaging, commercial ordering for hotels and motels, and Call Redirect which transfers an incoming call to a second destination for enhanced customer service and retailing options.

     New ordering technologies for pay-per-view in the cable and satellite industries have resulted in a decline in the overall utilization of 800 number services for ordering, and thus a decline in the Company's Home Ticket revenues. As a result, SIS has focused more of its sales and marketing efforts toward new application capabilities for the cable and utility industries, as well as direct-to-consumer marketing, human resources, and Internet based application areas. In 1999, SIS introduced several new branded services, outlined below. Additionally, SIS invested in its present infrastructure to position itself as a solution provider for e-Commerce, and to offer application hosting services to third party Independent Software Vendors (ISV's) who wish to offer their products on an Application Service Provider (ASP) basis to end customers. During 1999, SIS entered into partnerships with two ISV's to offer their software products in a hosted services model.

      In 1997, SIS introduced CyberStats(TM), an online reporting tool for its hosted services customers. CyberStats provides real-time reports on transaction details through the SIS system. Users can access CyberStats on the Internet and select the report delivery method of choice: to their desktop screen, by e-mail, or to a fax machine.

      In 1999, SIS introduced the following new products and features targeted at the hosted IVR services market:

           DialExpress(TM) - - high volume outbound calling capabilities used for promotional messaging and other proactive customer contacts.

           EasyPay(TM) - - real-time credit card authorization used for automated bill payment and e-Commerce payment transaction processing.

           OutageTicket(TM) -- high volume call handling to respond to major outage situations in the electric utility industry.

      SIS also offers a variety of other outsourced electronic commerce capabilities including audiotext, dealer locator, lead capture, broadcast faxing, call center processing, call center activation, benefits enrollment, and fulfillment. These transactions are typically billed on a per minute and per transaction basis.

      On September 15, 1999, the Company sold its predictive dialer product line to Nobel Systems Corporation contributing $509,000 net to other income.

      The Company has three operating business segments. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Business Segments for description of these business segments.


SALES, MARKETING, SERVICE & SUPPORT

     General. Syntellect provides voice processing technologies to customers in a variety of industries, including banking, education, insurance, service providers, transportation, healthcare, media, telecommunications, public utilities, retailing, government agencies, oil and gas, financial services, manufacturing and newspaper publishing. Syntellect's customer base includes some of the largest domestic banking firms, some of the ten largest insurance companies, most major domestic cable television providers and numerous Fortune 500 companies. There can be no assurance that the Company's existing customers will continue their current buying patterns or that changes within those industries will not adversely affect the Company's ability to retain or attract new customers. Syntellect's products are sold through a direct sales force and through domestic and international distributors and value added resellers ("VARs"). The Company currently maintains five sales offices in the United States and one in London.

     Domestic Sales. Domestic sales including maintenance fees represented 81%, 78% and 76% of the Company's total revenues for 1999, 1998 and 1997, respectively. During these years no single distributor or customer accounted for more than 10% of total revenues. More than 93% of the Company's 1999 domestic sales were made by its direct sales force. A substantial portion of these direct sales are made by a limited number of sales representatives, the loss of whom could adversely affect future operating results.

     International Sales. Revenues from international sales and maintenance fees represented 19%, 22% and 24% of the Company's total revenues for 1999, 1998 and 1997, respectively. For additional information regarding international operations, see Note 12 of Notes to Consolidated Financial Statements. All of the Company's product lines and services are sold world-wide and are offered in 15 different languages. Syntellect maintains a direct sales force in London to market its systems in various countries around the world. Sales in the United Kingdom are denominated in pounds sterling, and are subject to foreign currency adjustments. Sales in all other foreign countries are denominated in United States dollars. Syntellect conducts business in international markets in compliance with each country's applicable laws and regulations, including safety and telecommunication laws, import duties and quotas. Syntellect has not experienced any difficulty in obtaining export licenses for foreign sales from the United States Department of Commerce.

     Marketing Organization and Vertical Market Focus. Syntellect's marketing organization is charged with (i) enhancing the Company's corporate image; (ii) increasing demand for the Company's voice processing products; (iii) creating market differentiation; and (iv) identifying future development opportunities for market-driven features. The marketing organization conducts market and competitive research, participates in industry trade shows and conferences, creates sales literature and presentations, and maintains relationships with key industry analysts and media contacts. Syntellect's strategic marketing plan is focused on four vertical markets -- financial services, media (cable/satellite television and newspaper), utilities and healthcare industries. Sales to these markets represented approximately 79% of the Company's total revenues for 1999; 84% for 1998; and 81% for 1997. Syntellect markets its products to industry leaders within these vertical markets as management believes the industry leaders have the greatest need for self-service and transaction processing technologies, are most likely to require system expansion and additional services, and serve as an important source of customer referrals.

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


PRODUCT DEVELOPMENT

     Product development consists of system and software specification, software design and coding, and third party software integration. All product development is performed by employees of, and contractors managed by, the Company's research and development organization. Syntellect performs rigorous testing prior to releasing new products and features. Nevertheless, products as complex as those produced by the Company often contain undetected errors, or "bugs" when first released. These "bugs" are often discovered only after the product has been used by many different customers and in varying applications. There can be no assurance that errors will not be discovered in the future, causing delays in product introductions and shipments or requiring design modifications which could adversely affect the Company's results of operations.

     The Company continually strives to identify and develop new products and new features for existing products to expand its market. However, there can be no assurance that any new product or its features will receive market acceptance; and future announcements of new products may cause customers to defer purchases of existing products, which could adversely affect the Company's results of operations.

     Syntellect's product development organization consisted of 41, 55, and 61 individuals at December 31, 1999, 1998 and 1997, respectively. The Company spent $4.4 million, $5.6 million, and $5.9 million for research and development during 1999, 1998 and 1997, respectively.


MANUFACTURING AND SUPPLIERS

     Syntellect's manufacturing operation consists of limited in-house configuration, product assembly, product testing and quality control of some legacy products. The Company obtains hardware components from third parties for its products, including telephony interface and voice recognition boards. The Company does not believe it is dependent on single source suppliers for components used in any of its product lines. Syntellect is currently able to obtain key components in a timely manner from a variety of sources; however, any inability to secure alternate suppliers of key components or alternate assembly sources in a timely manner could adversely affect the Company's results of operations.


BACKLOG

     The Company's backlog at December 31, 1999 and 1998 was approximately $9.3 million and $15.4 million, respectively. The Company believes that all orders in backlog at December 31, 1999 are firm and will be delivered within the fiscal year. Because the possibility exists for customers to make changes to their original order, to alter or significantly delay delivery schedules or to cancel their order, the backlog total as of any particular date may not be indicative of actual revenues for any future period.


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

     VocalPoint is a registered trademark and Vista, VistaGen, VistaView, Home Ticket and Interactive Web Response are trademarks of Syntellect. All other products mentioned in this Form 10-K are trademarks or registered trademarks of their respective owners.

     Syntellect's new Vista product line uses a licensed third party software. This software provides a portion of the architectural foundation for Vista. The Company has full rights to modify all components as necessary to meet the requirements of its customers and business. The initial agreement with the third party extends to December 31, 2000. Subsequent terms extend automatically each year on January 1 for an additional year unless either party gives written notice to the contrary to the other party prior to January 1 of any year, in which case the agreement terminates at the end of the most recently extended five-year term.


EMPLOYEES

     At December 31, 1999, Syntellect employed a total of 251 employees, 246 on a full-time basis and 5 on a part-time basis: 42 in sales, 10 in marketing, 46 in customer support, 49 in production, 41 in product development, 32 in the hosted services operation, and 31 in administration. The Company's success depends on a number of technical employees. Competition for highly skilled people with extensive experience in systems and applications software and advanced electronics is intense. Syntellect's inability to retain these employees could severely impact the Company's ability to conduct its business. The Company has never had a work stoppage and none of its employees are represented by a labor organization.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information with respect to the names, ages, positions and offices held with Syntellect by the Executive Officers as of March 30, 2000.

     Anthony V. Carollo, Jr., 58 became Syntellect's Chairman and Chief Executive Officer (CEO) on November 4, 1999 after serving as Chairman and interim CEO since May 14, 1999. He has served as a director since August 1998. Mr. Carollo was the President of Xantel Corporation from April 1998 to November 1999. Previously Mr. Carollo was the President and Chief Operating Officer of Fujitsu Business Communication Systems and a former Vice President and General Manager of ROLM Corporation. He has also held numerous financial positions, both at ROLM, Arcata Communications and Arthur Andersen & Company. Mr. Carollo currently serves as a director of Marshall & Ilsley Trust Company of Arizona and Spectralink Corporation. Mr. Carollo holds a Bachelor's of Science degree from the University of Santa Clara and a Master of Business Administration degree from UCLA.

     Timothy P. Vatuone, 50, was named Vice President and Chief Financial Officer on February 14, 2000. Before coming to Syntellect, he served as Vice President and Chief Financial Officer of Vivid Semiconductor. Previously, he was Vice President and Chief Financial Officer of Capetronic International Holdings, Ltd. He has held other financial management positions with Hewlett-Packard and Roche. Mr. Vatuone received a B.S. degree in Economics and an MBA from the University of Santa Clara.

     W. Scott Coleman, 44, has served as Syntellect's President -- Call Center Systems since May 5, 1997. Mr. Coleman, together with a former director, served in Syntellect's Office of the Chief Executive Officer from November 10, 1995 to March 14, 1996. On February 1, 1996, Mr. Coleman was promoted to the position of Syntellect's Senior Vice President and General Manager -- Call Center Systems. Previously, Mr. Coleman served as Syntellect's Vice President of Product Development from 1993 to 1995. Mr. Coleman has been involved in the voice processing industry since 1982, serving as Vice President of American Telesystems Corporation, where he was responsible for product strategy, business development and product development activities. Mr. Coleman holds a Master of Science Degree in Electrical Engineering from the Georgia Institute of Technology.

     Michael L. Talley, 44, became Syntellect's Executive Vice President Professional Services on June 15, 1998. From October 1991 to June 1998, Mr. Talley served as Vice President of Professional Services and as Vice President of Operations at Fujitsu Business Communications Systems. Previously, he was Vice President of Customer Support at Mitel. Between 1980 and 1989 Mr. Talley held various executive customer support and operations positions with ROLM Corporation including Vice President of Operations. Mr. Talley holds an MBA degree from the Kellog Graduate School of Management at Northwestern University.

     Keith A. Pekkala, 51, became Syntellect's Vice President and Controller on March 29, 1999. From September 1994 until March 1999, Mr. Pekkala was Corporate Controller of STM Wireless, Inc. in Irvine, California. From June, 1988 to August, 1994, he was Vice President of Operations at PSC, a privately held manufacturing firm in Valencia California. From July, 1985 to February, 1988 he was Vice President - Finance of STM Wireless, Inc. Previously Mr. Pekkala held various finance and accounting positions at Shared Use Network Services, Inc., Phelps Dodge Corp., and the Office of the Auditor General. Mr. Pekkala is a Certified Public Accountant and received a B.S. degree in Business Administration from Arizona State University.

     Steven M. Pizzagoni, 36, became Syntellect's Executive Vice President of Sales on October 11, 1999. Mr. Pizzagoni oversees all direct and indirect sales activities in North America, Latin America, and the Asian Pacific market. Before coming to Syntellect, he was Vice President of Worldwide Sales at Teledirect International. Previously, he was a Regional Vice President at Davox Corporation, and has held other sales management positions at Wang Information Services Corporation and GTE Telemessager. Mr. Pizzagoni has a B.S. degree in Computer Science from California State University.

     J. Lawrence Bradner, Neal L. Miller, and Peter W. Pamplin served as Chairman and CEO, Division President of SIS, and Vice President and Chief Financial Officer, respectively, during 1999. Mr. Bradner resigned May 12, 1999, Mr. Pamplin on December 31, 1999, and Mr. Miller on March 3, 2000.

ITEM 2 -- PROPERTIES

     Syntellect's principal corporate offices are located in a 70,564 square foot office facility in Phoenix, Arizona. This lease commenced in April 1997 and continues for a 10 year term. This facility also houses the Company's systems business, and includes space for customer support, research and development, sales, marketing, production, training and administrative functions.

     Syntellect leases 38,904 square feet of office space in Roswell, Georgia for the Company's hosted services functions; the lease extends through June of 2001. In addition, the Company leases a 1,619 square foot facility in Atlanta, Georgia for the NTC. This facility is used for the Home Ticket pay-per-view service and other hosted services applications offered through SIS. The Company also leases five sales and support offices in the United States and one in London. Aggregate monthly rental payments for Syntellect's office facilities are approximately $124,000.


ITEM 3 -- LEGAL PROCEEDINGS

     Syntellect is from time to time involved in legal proceedings of a character normally incident to its business. Syntellect is not currently a party to any material pending legal proceedings.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Syntellect's shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Syntellect's common stock has been traded in the over-the-counter market and quoted through The Nasdaq Stock Market ("NASDAQ") since March 29, 1990, under the symbol "SYNL". The following table sets forth the high and low sale prices of the common stock for the two most recent fiscal years as reported on NASDAQ.

            YEAR ENDED 1999        HIGH       LOW
            ---------------        ----       ---
            1st Quarter....      $ 3 5/8    $1 1/8
            2nd Quarter....      1 27/32     1 1/8
            3rd Quarter....        2 5/8         1
            4th Quarter....        3 3/8     1 5/16


            YEAR ENDED 1998        HIGH       LOW
            ---------------        ----       ---
            1st Quarter....    $ 2 13/32    $1 5/8
            2nd Quarter....        2 7/8     1 15/16
            3rd Quarter....        2 1/2     1 1/16
            4th Quarter....            3       15/16

     On March 20, 2000, the closing sale price for Syntellect's common stock was $5.2812 per share. On that date there were 232 holders of record of Syntellect's common stock. This figure does not reflect beneficial ownership of shares held in nominee names. Syntellect has never declared or paid a cash dividend on its common stock. Syntellect presently intends to retain earnings for use in its business and does not anticipate paying cash dividends on its outstanding shares in the foreseeable future.

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


ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with Syntellect's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1999, are derived from the consolidated financial statements of Syntellect, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, and the report thereon, are included elsewhere herein.

STATEMENT OF OPERATIONS DATA (in thousands, except per share amounts)

                                                            YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                              1999          1998         1997         1996        1995
                                             -------      -------     --------     --------     --------
Net revenues ...........................     $47,831      $47,953     $ 48,182     $ 55,305     $ 49,510
Cost of revenues .......................      24,712       22,658       25,678       27,783       26,147
                                             -------      -------     --------     --------     --------
          Gross margin .................      23,119       25,295       22,504       27,522       23,363
Operating expenses:
   Selling, marketing and administrative      18,854       20,386       19,463       21,383       23,026
   Product development .................       4,448        5,573        5,874        5,943        4,884
   Depreciation and amortization .......       2,489        2,538        3,908        3,229        3,079
   Fixed asset write-down ..............        --           --          1,303         --           --
   Special charge ......................        --           --           --           --          8,800
                                             -------      -------     --------     --------     --------
          Total operating expenses .....      25,791       28,497       30,548       30,555       39,789
                                             -------      -------     --------     --------     --------
Operating income (loss) ................      (2,672)      (3,202)      (8,044)      (3,033)     (16,426)
Gain on sale of patent portfolio .......        --           --          7,860         --           --
Other income, net ......................         806          584          304          253          302
                                             -------      -------     --------     --------     --------
Income (loss) before income taxes ......      (1,866)      (2,618)         120       (2,780)     (16,124)
Income tax expense (benefit) ...........        --           --            (21)        --            134
                                             -------      -------     --------     --------     --------
Net income (loss) ......................    $ (1,866)     $(2,618)     $   141     $ (2,780)     $(16,258)
                                            ========      =======      =======     ========      ========
Earnings (loss) per share - diluted ....    $   (.14)     $  (.19)     $   .01     $   (.21)     $  (1.24)
                                            ========      =======      =======     ========      ========
Shares used in per share calculation ...      13,034       13,441       13,788       13,256       13,159
                                            ========      =======      =======     ========      ========


BALANCE SHEET DATA (in thousands)

                                                       YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------
                                         1999          1998         1997         1996        1995
                                        -------      -------     --------     --------     --------
Working capital ....................    $ 9,867      $14,797      $13,488      $13,677     $17,443

Total assets .......................     26,224       32,133       34,808       34,808      39,719
Long-term debt, less current portion        293          445          530          229         175
Shareholders' equity ...............     14,390       19,813       22,186       22,021      24,176

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET REVENUES

     Net revenues for 1999 remained stable at $47.8 million as compared to $48.0 million reported for 1998. Net revenues consist of System Sales, Hosted Services Revenues, and Maintenance and Other Service Revenues, which represented 52%, 16% and 32% of net revenues, respectively, for 1999, and 47%, 19% and 34% of net revenues, respectively, for 1998.

     The Company's primary core product is Vista(TM), an open standards-based Interactive Communications Management ("ICM") software platform for enterprise customer call centers. Vista combines several call center technologies with a distributed client-server architecture, open standard components, web-based management system and a graphical application development tool. It provides customers with flexibility, scalability and efficiency, high degrees of redundancy, and superior processing performance. Vista Interactive Voice Response ("IVR") and Vista Computer Telephony Integration ("CTI") are currently available. Other core products include VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; VocalPoint Interactive Services, providing computer telephony integration ("CTI") functionality, and Interactive Web Response ("IWR"). Non-core products include the Premier and Premier 030 proprietary IVR systems.

      System Sales for 1999 were $25.1 million, an increase of $2.5 million, or 11%, over the $22.6 million reported for 1998. The increase for the year was due primarily to the strength of the Vista(TM) product line, which has shown increased sales in every quarter since revenues commenced in the third quarter of 1998. In 1999, the Vista(TM) product line accounted for 64% of systems sales. VocalPoint systems sales declined 52% in 1999 as the Vista product line gained acceptance.

     Hosted Services Revenues decreased $1.2 million, or 16%, from 1998. The primary reason for the decline rests with the Company's Home Ticket, a pay-per-view service for cable television providers which is offered through the Company's SIS subsidiary. The cable TV industry has been deploying new order entry technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. This has resulted in a downward trend in transaction processing fees for the Company; a trend which is expected to continue. To offset the decline in pay-per-view services, Hosted Services has offered other outsourced electronic capabilities including benefits enrollment, broadcast faxing, call center processing, audiotext, and dealer locators.

     Maintenance and Other Service Revenues declined $1.4 million, or 9%, from the prior year. The primary reason for the decline was a $2.1 million, or 18% reduction in maintenance revenues. This was consistent with Company expectations as the Company had earlier advised customers that certain products were not Year 2000 compliant and would not be made so, causing some maintenance contracts not to be renewed. Partially offsetting the decline in maintenance was a $1.2 million, or 59% increase in other services. Additionally, patent revenues decreased 18% from $2.9 million in 1998 to $2.4 million in 1999. The Company is still pursuing certain litigation against third parties but the timing and payments, if any, from potential settlements are uncertain after 1999.

     Domestic and International Sales for 1999 were $39 million, or 81%, and $8.8 million, or 19%, of total revenues, respectively, compared to $37.5 million, or 78%, and $10.5 million, or 22% of total revenues, respectively, for 1998.

GROSS MARGIN

         The gross margin percentage for the year ended December 31, 1999 was 48% of net revenues, as compared with 53% for the year ended December 31, 1998. Gross margins on System Sales, compared to the prior year, were flat at 42%. Gross margins for Hosted Services decreased on reduced sales from 44% to 34%, primarily due to the relatively fixed nature of Hosted Services costs. Gross margins for Maintenance and Other Service Revenues decreased from 73% to 66% between years and may continue to decline because patent revenues maintain a high gross margin and are doubtful beyond the fourth quarter of 1999. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a year-to-year basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for 1999 are not necessarily indicative of the results to be expected for future periods.


OPERATING EXPENSES

      Operating expenses for 1999 were $25.8 million, a decrease of $2.7 million, or 9%, from the $28.5 million reported for 1998. Selling, marketing, and administrative expenses decreased $1.5 million, or 7%, primarily due to the consolidation of the corporate structure and general cost reductions which started during the second quarter of the current year. Research and development costs decreased $1.1 million, or 20%. The prior year was impacted by the development of the Vista product which was released in May of 1998.

NET INCOME (LOSS)

     Syntellect reported a net loss of $1.9 million, or $(.14) per share, for 1999, compared to a net loss of $2.6 million, or $(.19) per share for 1998.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET REVENUES

     Net revenues for 1998 remained stable at $48.0 million as compared to $48.2 million reported for 1997. Net revenues consist of System Sales, Hosted Services Revenues and Maintenance and Other Service Revenues, which represented 47%, 19% and 34% of net revenues, respectively, for 1998, and 51%, 20% and 29% of net revenues, respectively, for 1997.

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

     System Sales for 1998 were $22.6 million, a decrease of $1.7 million, or 7%, from the $24.3 million reported for 1997. The third quarter of 1998 marked the first recognition of revenues from the Company's Vista IVR product in the amount of $1.5 million. The fourth quarter of 1998 included $1.9 million of Vista revenues for a total of $3.4 million for 1998, or 15% of total System Sales.

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

     Hosted Services Revenues decreased $824,000, or 8.5%, between the comparable years which includes the Company's Home Ticket, a pay-per-view service for cable television providers which is offered through the Company's SIS subsidiary. The cable TV industry has experienced a decline in the consumer purchases of pay-per-view events which resulted in lower than expected transaction processing fees by the Company. Offsetting the decline in pay-per-view buy rates, Hosted Services has offered other outsourced electronic capabilities including benefits enrollment, broadcast faxing, call center processing, audiotext, and dealer locators. The Company expects that these outsourced services of the business will continue to grow in 1999.

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


GROSS MARGIN

     The gross margin percentage for the year ended December 31, 1998 was 53% of net revenues, as compared with 47% for the year ended December 31, 1997. Gross margins on System Sales increased from 34% to 42% between years primarily due to the proportion of fixed costs in overhead relative to the decline in revenues and change in product mix caused by the introduction of the Vista product line. Gross margins for Hosted Services increased from 39% to 44% between years as a result of lower fixed costs, lower negotiated transport rates and an increase in revenues that did not have incremental transport costs. Gross margins for Maintenance and Other Service Revenues decreased from 74% to 73% between years and may continue to decline because patent revenues maintain a high gross margin and are doubtful beyond the fourth quarter of 1998. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a year-to-year basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for 1998 are not necessarily indicative of the results to be expected for future periods.


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

LIQUIDITY AND CAPITAL RESOURCES

      Syntellect had working capital of $9.9 million at December 31, 1999, compared with $14.8 million at December 31, 1998, and the current ratio was 1.9:1 and 2.2:1 on such dates, respectively. Cash, cash equivalents and marketable securities available-for-sale at the end of 1999 totaled $7.3 million compared with the $11.5 million reported at the end of 1998.

      The Company had a net loss of $1.9 million in 1999. After adjustment for non-cash activities and the change in certain balance sheet accounts, the Company's operations provided cash flows of $1.3 million in 1999. The primary factors affecting this difference between net loss and cash provided by operating activities were the non-cash items of depreciation, the provisions for doubtful accounts, and the provision for inventory obsolescence. A decrease in inventory provided cash but was more than offset by increases in accounts receivable and decreases in accounts payable.

      Cash provided by investing activities totaled $5.3 million in 1999 compared to $2.2 million in 1998. Maturities of marketable securities net of purchases of same provided $7.2 million, while the purchase of property and equipment used $1.8 million.

      Cash used in financing activities totaled $3.7 million in 1999 compared to $10,000 in 1998. The purchase of treasury stock used $3.8 million, the repayment of long-term debt used $144,000, while proceeds from the issuance of common stock provided $262,000.

     Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities will be sufficient to support the Company's operations during 2000. The Company does not believe that inflation has had a material effect on its business, however, there can be no assurance that inflation in the future will not cause an adverse effect on operating results. The Company uses a $1 million letter of credit, secured by a mortgage-backed security, to secure the lease on its facility in Phoenix. In addition, the Company uses a letter of credit, secured by a $100,000 certificate of deposit, to secure the lease on its Chicago facility. Accordingly, the disposal of both the mortgage-backed security and the certificate of deposit are restricted by the letters of credit agreements.

     On November 13, 1998, the Board of Directors of Syntellect approved the stock buyback plan to purchase up to 1.5 million shares of its stock over the following two years. The Company completed the buyback plan during the third quarter of 1999. On November 5, 1999, the Company announced a new buyback plan pursuant to which the Company may acquire up to 1 million shares over a one year period. As of March 20, 2000, the Company had repurchased 724,800 shares under that plan.

OPERATING BUSINESS SEGMENTS

     An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. The Company has three operating segments ("Segments") which are organized around differences in products and services: Systems; Hosted Services; and Patents (see Note 12 to the consolidated financial statements).

     Systems is the operating segment which has products and services including IVR, IWR, CTI, and maintenance. Expenditures for Systems Segment Assets for the year ended December 31, 1999 were $971,000 as compared to $1.1 million for the year ended December 31, 1998. The decrease is due to the Company's effort to control the expenditures for capital assets. Systems Segment Assets as of December 31, 1999 were $21 million as compared to $28 million as of December 31, 1998.

     Hosted Services is the operating segment which has products and services including Home Ticket pay-per-view, Hot Spots, Call Redirect, Cyberstats, and a variety of outsourced electronic capabilities such as benefits enrollment and broadcast faxing. Expenditures for Hosted Services Segment Assets for the year ended December 31, 1999 were $876,000 as compared to $915,000 for the year ended December 31, 1998. The decrease is due to the Company's effort to control the expenditures for capital assets.

     Patents is the operating segment which held the Company's patent portfolio. In October 1997, the Company sold the patent portfolio to a third party for $10 million. The Company received cash of $5 million paid at closing and a $5 million promissory note which was paid in September 1998. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. Revenues from Customers include payments for settlement of patent lawsuits. The Company is still pursuing certain litigation against third parties but the timing and payments, if any, from potential settlements are uncertain after 1999.

YEAR 2000

     Many currently installed computer systems and software products were coded to accept only two-digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. Although the Company is not aware of any material Year 2000 issues at this time, Year 2000 problems may occur or be made known to the Company in the future. Year 2000 issues may possibly affect software solutions developed by the Company or third-party software incorporated into the Company's solutions. The Company generally does not guarantee that the software licensed from third parties by the Company's clients is Year 2000 compliant, but the Company does sometimes warrant that solutions written and developed by the Company are Year 2000 compliant.


ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relates to its cash investment portfolio. The Company's general policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and interest rate risk. Investments are placed in instruments with high credit quality issuers. All liquid investments with a maturity date of three months or less are classified as cash equivalents and investments with a maturity date between three and twelve months are classified as marketable securities (see Note 3 to the consolidated financial statements). The average interest rate on marketable securities is 5.2%. The Company does not expect any material loss with respect to its cash investment portfolio since marketable securities have generally been held until maturity and unrealized gains and losses are negligible.

     The Company's only long-term liabilities are capital lease obligations at a fixed rate. Therefore, the Company does not believe there is any material exposure to market risk changes in interest rates as it relates to its current or long-term liabilities.


FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company invoices all international customers in U. S. dollars except customers of the Company's United Kingdom (U.K.) subsidiary which are invoiced in pounds sterling. The U.K. subsidiary's financials including balance sheet, revenue, and operating expenses are transacted in pounds sterling. Therefore, the Company's exposure to foreign currency exchange rate risk occurs when translating the financial results of the U.K. subsidiary to U.S. dollars in consolidation. At this time, the Company does not use instruments to hedge its foreign exposure in the U.K. because the effect of foreign exchange rate fluctuations are not material.


ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended.

     The Independent Auditors' Report of KPMG LLP and the Consolidated Financial Statements of Syntellect, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, follows:

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Syntellect Inc.:

     We have audited the accompanying consolidated balance sheets of Syntellect Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntellect Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                           /S/ KPMG LLP

Phoenix, Arizona
February 7, 2000

                        SYNTELLECT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     1999           1998
                                                                                                 --------       --------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................................................      $  6,184       $  3,236
   Marketable securities ($1.1 million restricted at December 31, 1999 and $1.2 million re-
     stricted at December 31, 1998) .......................................................         1,101          8,298
   Trade receivables, net of allowance for doubtful accounts of $784 and $932 at
     December 31, 1999 and 1998, respectively .............................................         9,999         11,202
   Other receivables ......................................................................         1,406           --
   Inventories ............................................................................         2,041          2,973
   Prepaid expenses .......................................................................           677            963
                                                                                                 --------       --------
          Total current assets ............................................................        21,408         26,672
                                                                                                 --------       --------
Property and equipment, net ...............................................................         4,787          5,429
Other assets ..............................................................................            29             32
                                                                                                 --------       --------
               Total Assets ...............................................................      $ 26,224       $ 32,133
                                                                                                 ========       ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................................      $  1,873       $  2,560
   Accrued liabilities ....................................................................         3,268          3,278
   Customer deposits ......................................................................         3,238          3,080
   Deferred revenue .......................................................................         2,914          2,717
   Capital lease obligations ..............................................................           248            240
                                                                                                 --------       --------
          Total current liabilities .......................................................        11,541         11,875
                                                                                                 --------       --------
Capital lease obligations, less current portion ...........................................           293            445
                                                                                                 --------       --------
          Total liabilities ...............................................................        11,834         12,320
                                                                                                 --------       --------
Shareholders' equity:
   Preferred stock, $.01 par value. Authorized 2,500,000 shares; no shares issued or
     outstanding ..........................................................................          --             --
   Common stock, $.01 par value. Authorized 25,000,000 shares; issued 13,899,487 and
     13,699,095, respectively .............................................................           139            137
   Additional paid-in capital .............................................................        61,177         60,917
   Accumulated deficit ....................................................................       (41,938)       (40,072)
   Accumulated other comprehensive loss ...................................................            32)           (21)
                                                                                                 --------       --------
                                                                                                   19,346         20,961
Treasury stock, at cost, 1,885,732 and 179,232 shares, respectively .......................        (4,956)        (1,148)
                                                                                                 --------       --------
          Total shareholders' equity ......................................................        14,390         19,813
                                                                                                 --------       --------
Commitments (note 7) ......................................................................          --             --
Total liabilities and shareholders' equity ................................................      $ 26,224       $ 32,133
                                                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1999           1998           1997
                                                         --------       --------       --------
Net revenues:
   System sales ...................................      $ 25,059       $ 22,585       $ 24,349
   Hosted services ................................         7,732          8,925          9,749
   Maintenance and other services .................        15,040         16,443         14,084
                                                         --------       --------       --------
          Total net revenues ......................        47,831         47,953         48,182
                                                         --------       --------       --------
Cost of revenues:
   System sales ...................................        14,581         13,189         16,093
   Hosted services ................................         5,083          5,025          5,967
   Maintenance and other services .................         5,048          4,444          3,618
                                                         --------       --------       --------
          Total cost of revenues ..................        24,712         22,658         25,678
                                                         --------       --------       --------
Gross margin ......................................        23,119         25,295         22,504
                                                         --------       --------       --------
Operating expenses:
   Selling, marketing and administrative ..........        18,854         20,386         19,463
   Research and development .......................         4,448          5,573          5,874
   Depreciation and amortization ..................         2,489          2,538          3,908
   Fixed asset write-down .........................          --             --            1,303
                                                         --------       --------       --------
          Total operating expenses ................        25,791         28,497         30,548
                                                         --------       --------       --------
          Operating loss ..........................        (2,672)        (3,202)        (8,044)
                                                         --------       --------       --------
Other income (expense), net:
   Interest income, net ...........................           264            629            355
   Gain on sale of patent portfolio ...............          --             --            7,860
   Gain on sale of SNS ............................          --             --               47
   Gain on sale of Dialer Product Line ............           509           --             --
   Other income (expense), net ....................            33            (45)           (98)
                                                         --------       --------       --------
          Total other income, net .................           806            584          8,164
                                                         --------       --------       --------
          Income (loss) before income taxes .......        (1,866)        (2,618)           120
Income tax benefit ................................          --             --              (21)
                                                         --------       --------       --------
          Net income (loss) .......................      $ (1,866)      $ (2,618)      $    141
                                                         ========       ========       ========
Earnings (loss) per common share -- basic .........      $   (.14)      $   (.19)      $    .01
                                                         ========       ========       ========
Earnings (loss) per common share -- diluted .......      $   (.14)      $   (.19)      $    .01
                                                         ========       ========       ========
Weighted average shares -- basic ..................        13,034         13,441         13,328
                                                         ========       ========       ========
Weighted average shares -- diluted ................        13,034         13,441         13,788
                                                         ========       ========       ========
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment .......            (5)            16           (179)
    Unrealized gain (loss) on marketable securities            (6)            12              1
                                                         --------       --------       --------
Other comprehensive income (loss) .................           (11)            28           (178)
                                                         --------       --------       --------
Comprehensive loss ................................      $ (1,877)      $ (2,590)      $    (37)
                                                         ========       ========       ========

          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               ADDITIONAL
                                                                                                PAID-IN          DEFERRED
                                                                   COMMON STOCK                 CAPITAL        COMPENSATION
                                                                   ------------                 -------        ------------
                                                                                $.01 PAR
                                                           SHARES                 VALUE
                                                           ------                 -----
     Balance at January 1, 1997 ....................       13,478,127              135           60,545              (52)
Issuance of common stock upon exercise of stock
options ............................................           13,739             --                 34             --
Issuance of common stock under employee stock
purchase  plan .....................................           84,895                1              148             --

Amortization of deferred compensation related to
stock options ......................................             --               --               --                 19

Net income .........................................             --               --               --               --
Foreign currency translation adjustment ............             --               --               --               --
Net unrealized holding gain on marketable
securities .........................................             --               --               --               --
                                                          -----------      -----------      -----------      -----------
     Balance at December 31, 1997 ..................       13,576,761              136           60,727              (33)
Issuance of common stock upon exercise of stock
options ............................................           31,193             --                 33             --
Issuance of common stock under employee stock
purchase plan ......................................           91,141                1              157             --

Amortization of deferred compensation related to
stock options ......................................             --               --               --                 33

Net loss ...........................................             --               --               --               --
Foreign currency translation adjustment ............             --               --               --               --
Net unrealized holding gain on marketable securities             --               --               --               --

Purchase of 3,500 shares of treasury stock .........             --               --               --               --
                                                          -----------      -----------      -----------      -----------
     Balance at December 31, 1998 ..................       13,699,095      $       137      $    60,917      $      --

Issuance of common stock upon exercise of stock
options ............................................           97,825                1              158             --
Issuance of common stock under employee stock
purchase plan ......................................          102,567                1              102             --

Net loss ...........................................             --               --               --               --
Foreign currency translation adjustment ............             --               --               --               --
Net unrealized holding loss on marketable securities             --               --               --               --

Purchase of 1,706,500 shares of treasury stock .....             --               --               --               --
                                                          -----------      -----------      -----------      -----------
     Balance at December 31, 1999 ..................       13,899,487      $       139      $    61,177      $      --
                                                          ===========      ===========      ===========      ===========



                                                                              ACCUMULATED                            TOTAL
                                                            ACCUMULATED      COMPREHENSIVE       TREASURY         SHAREHOLDERS'
                                                              DEFICIT         INCOME(LOSS)        STOCK             EQUITY
                                                              -------         ------------        -----             ------



     Balance at January 1, 1997 ....................           (37,595)              129            (1,141)           22,021
Issuance of common stock upon exercise of stock
options ............................................              --                --                --                  34
Issuance of common stock under employee stock
purchase  plan .....................................              --                --                --                 149

Amortization of deferred compensation related to
stock options ......................................              --                --                --                  19

Net income .........................................               141              --                --                 141
Foreign currency translation adjustment ............              --                (179)             --                (179)
Net unrealized holding gain on marketable
securities .........................................              --                   1              --                   1
                                                           -----------       -----------       -----------       -----------
     Balance at December 31, 1997 ..................           (37,454)              (49)           (1,141)           22,186
Issuance of common stock upon exercise of stock
options ............................................              --                --                --                  33
Issuance of common stock under employee stock
purchase plan ......................................              --                --                --                 158

Amortization of deferred compensation related to
stock options ......................................              --                --                --                  33

Net loss ...........................................            (2,618)             --                --              (2,618)
Foreign currency translation adjustment ............              --                  16              --                  16
Net unrealized holding gain on marketable securities              --                  12              --                  12

Purchase of 3,500 shares of treasury stock .........              --                --                  (7)               (7)
                                                           -----------       -----------       -----------       -----------
     Balance at December 31, 1998 ..................       $   (40,072)      $       (21)      $    (1,148)      $    19,813

Issuance of common stock upon exercise of stock
options ............................................              --                --                --                 159
Issuance of common stock under employee stock
purchase plan ......................................              --                --                --                 103

Net loss ...........................................            (1,866)             --                --              (1,866)
Foreign currency translation adjustment ............              --                  (5)             --                  (5)
Net unrealized holding loss on marketable securities              --                  (6)             --                  (6)

Purchase of 1,706,500 shares of treasury stock .....              --                --              (3,808)           (3,808)
                                                           -----------       -----------       -----------       -----------
     Balance at December 31, 1999 ..................       $   (41,938)      $       (32)      $    (4,956)      $    14,390
                                                           ===========       ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                             1999           1998           1997
                                                                           --------       --------       --------
Cash flows from operating activities:
   Net income (loss) ................................................      $ (1,866)      $ (2,618)      $    141
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
        Gain on sale of patent portfolio ............................          --             --           (7,860)
        Depreciation and amortization ...............................         2,489          2,538          3,908
        Fixed asset write-down ......................................          --             --            1,303
        Provision for doubtful accounts .............................         1,806            597            493
        Provision for inventory obsolescence ........................           416           --               30
        Stock option compensation expense ...........................          --               33             19
        (Increase) decrease in accounts receivable ..................        (2,009)          (905)         1,908
        (Increase) decrease in inventories ..........................           516           (380)         1,462
        Increase (decrease) in accounts payable .....................          (687)           400            858
        Decrease in accrued liabilities .............................           (10)        (2,193)          (858)
        Change in other assets and liabilities ......................           644          1,292            691
                                                                           --------       --------       --------
        Net cash provided by (used in) operating activities .........         1,299         (1,236)         2,095
                                                                           --------       --------       --------
Cash flows from investing activities:
   Purchase of marketable securities ................................       (14,190)       (23,289)       (23,851)
   Maturities of marketable securities ..............................        21,381         23,236         16,894
   Purchase of property and equipment ...............................        (1,713)        (1,988)        (2,717)
   Proceeds from notes receivable ...................................          --            4,217           --
   Proceeds from sale of patent portfolio ...........................          --             --            5,000
   Proceeds from disposition of SNS subsidiary ......................          --             --              300
                                                                           --------       --------       --------
        Net cash provided by (used in) investing activities .........         5,478          2,176         (4,374)
                                                                           --------       --------       --------
Cash flows from financing activities:
   Proceeds from sale of common stock ...............................           262            191            183
   Purchase of treasury stock .......................................        (3,808)            (7)          --
   Payments on capital lease obligations ............................          (278)          (194)          (363)
                                                                           --------       --------       --------
        Net cash used in financing activities .......................        (3,824)           (10)          (180)
Effect of exchange rates on cash ....................................            (5)            16           (179)
                                                                           --------       --------       --------
Net increase (decrease) in cash and cash equivalents ................         2,948            946         (2,638)
Cash and cash equivalents at beginning of year ......................         3,236          2,290          4,928
                                                                           --------       --------       --------
Cash and cash equivalents at end of year ............................      $  6,184       $  3,236       $  2,290
                                                                           ========       ========       ========
Supplemental disclosure of cash flow information:
        Cash paid for interest ......................................      $     47       $     68       $     97
                                                                           ========       ========       ========
        Cash paid for income taxes ..................................      $     29       $      2       $      5
                                                                           ========       ========       ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired under capital leases: ...............      $    134       $    166       $    559


          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

(1) Summary of Significant Accounting Policies

   Nature of Business and Principles of Consolidation

     Syntellect Inc. develops, markets, and integrates voice and information processing systems and application software worldwide. The Company offers an inbound voice processing product line, a worldwide distribution network, and a vertical market focus in the financial services, media, telecommunications and healthcare industries. Syntellect also provides interactive transaction-based hosted services for those customers who prefer to outsource their voice processing applications, including cable and satellite pay-per-view orders and employee benefits enrollment.

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


   Cash Equivalents

     Cash equivalents consist of money market accounts and overnight deposits with original maturities of three months or less, and marketable securities with original maturities of three months or less.


   Marketable Securities

     Marketable securities (see Note 3) are classified as available-for-sale and are available to support current operations. These securities are stated at estimated fair value based on market quotes with any net unrealized holding gain or loss included in the consolidated financial statements as a component of shareholders' equity until realized.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is primarily determined using the weighted average method.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

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

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


Foreign Currency Translation

     Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for the revenues and expenses reported in each fiscal period. Foreign currency translation adjustments are recorded as a separate component of shareholders' equity.

Stock Based Compensation

        In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, "Accounting for Stock Based Compensation." ("SFAS No. 123").

Reclassifications

      Certain 1997 and 1998 balances have been reclassified to conform to 1999 presentation.


(2) Disposition of Syntellect Network Systems Inc. Subsidiary and Patent
Portfolio

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

     In October 1997, the Company sold its patent portfolio to a third party for $10 million. The Company received cash of $5 million paid at closing and a $5 million promissory note payable in 20 equal quarterly installments of $250,000, maturing on December 31, 2002. This note bore no interest and consequently had a present value of approximately $4 million based on the Company's incremental borrowing rate of 8.5%. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. As a result of this transaction, the Company reported a gain on the patent portfolio sale of $7.9 million in 1997. In September 1998, the third party paid in full the remaining balance of the promissory note.


(3) Marketable Securities

     The Company has classified all marketable securities as available-for-sale at December 31, 1999 and 1998. The amortized cost, gross unrealized holding gains and losses and fair value of the available-for-sale securities by major security type are as follows:

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

                                                        (IN THOUSANDS)
                                                       GROSS       GROSS
                                                     UNREALIZED  UNREALIZED
                                          AMORTIZED   HOLDING      HOLDING      FAIR
                                            COST        GAINS      LOSSES       VALUE
                                            ----        -----      ------       -----
     As of December 31, 1999
Mortgage-backed securities: restricted       1,001        --          --         1,001
Certificate of deposit: restricted ...         100        --          --           100
                                            ------      ------      ------      ------
                                            $1,101      $ --        $  --       $1,101
                                            ======      ======      ======      ======
     As of December 31, 1998
Mortgage-backed securities ...........      $7,073      $    6      $ --        $7,079
Mortgage-backed securities: restricted       1,088        --          --         1,088
Certificate of deposit: restricted ...         131        --          --           131
                                            ------      ------      ------      ------
                                            $8,292      $    6      $ --        $8,298
                                            ======      ======      ======      ======

     All marketable securities held at December 31, 1999 have contractual maturities of one year or less.

(4) Inventories

     Inventories consist of the following:

                                                     (IN THOUSANDS)
                                                       DECEMBER 31,
                                                     1999          1998
                                                  -------       -------
Finished goods .............................      $   705       $   795
Purchased components .......................          611         1,746
Repair, warranty and maintenance inventories        1,600         2,695
                                                  -------       -------
                                                    2,916         5,236
Less allowance for obsolescence ............         (875)       (2,263)
                                                  -------       -------
                                                  $ 2,041       $ 2,973
                                                  =======       =======

   The Company contracts with several third parties to perform on-site hardware maintenance for customers in certain geographic areas. Inventory held by the Company for the third party maintenance program is included in repair, warranty and maintenance inventory.


 (5) Property and Equipment

     Property and equipment consist of the following:

                                                         (IN THOUSANDS)
                                                          DECEMBER 31,
                                                      1999           1998
                                                    --------       --------
Furniture, fixtures and computer equipment ...      $  6,141       $  8,521
Service bureau equipment .....................         6,246          5,371
Leasehold improvements .......................           528            492
                                                    --------       --------
                                                      12,915         14,384
Less accumulated depreciation and amortization        (8,128)        (8,955)
                                                    --------       --------
                                                    $  4,787       $  5,429
                                                    ========       ========

     During 1999, the Company wrote off certain fully depreciated property and equipment.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


(6) Accrued Liabilities

     Accrued liabilities consist of the following:

                                                   (IN THOUSANDS)
                                                    DECEMBER 31,
                                                 1999        1998
                                               ------      ------
        Accrued compensation and benefits      $2,299      $1,671
        Accrued legal and accounting ....         226         223
        Accrued royalties ...............         138         239
        Other accrued liabilities .......         605       1,145
                                               ------      ------
                                               $3,268      $3,278
                                               ======      ======


(7) Credit Facilities and Lease Commitments

     Credit facilities:

      The Company secures the lease on its Phoenix facility with a $1 million letter of credit which is in turn secured by a marketable security held in the Company's available-for-sale portfolio. In addition, the Company uses a letter of credit, secured by a $100,000 certificate of deposit, to secure the lease on its Chicago facility.

     Capital leases consist of the following:

                                                                                       (IN THOUSANDS)
                                                                                         DECEMBER 31,
                                                                                      1999        1998
                                                                                      -----       -----
        Capital lease obligations with interest ranging from 9.43% to
           10%, collateralized by equipment ....................................      $ 541       $ 685
        Less current portion ...................................................       (248)       (240)
                                                                                      -----       -----
                                                                                      $ 293       $ 445
                                                                                      =====       =====

     Equipment held under capital lease is included in property and equipment as follows:

                                                             (IN THOUSANDS)
                                                             DECEMBER 31,
                                                          1999          1998
                                                        -------       -------
        Furniture, fixtures and computer equipment      $ 1,203       $ 1,069
        Less accumulated amortization ............         (716)         (432)
                                                        -------       -------
                                                        $   486       $   637
                                                        =======       =======

      The Company leases office facilities and various equipment under non-cancelable operating leases that expire at various dates through 2007. In June 1996, the Company entered into a ten year lease for a new 70,564 square foot office facility in Phoenix. The lease commenced in April 1997 at an initial monthly rate of $61,000. Rental expense under operating leases was $1.6 million in 1999, $1.8 million in 1998, and $1.6 million in 1997. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments at December 31, 1999 are as follows:

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


                                                   (IN THOUSANDS)
            YEAR                            CAPITAL LEASES   OPERATING LEASES
            ----                            --------------   ----------------
        2000 .............................      $  289       $1,550
        2001 .............................         237        1,240
        2002 .............................          76        1,061
        2003 .............................        --          1,063
        2004 .............................        --          1,017
        Thereafter .......................        --          2,375
                                                              -----
        Total minimum lease payments .....      $  602       $8,306
                                                ------       ======
        Less amounts representing interest         (61)
                                                ------
        Net minimum lease payments .......      $  541
                                                ======


(8) Litigation

     Syntellect is involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(9) Shareholders' Equity

   Stock Option Plans

     Syntellect maintains various stock option plans for employees, consultants and non-employee directors as follows:

Syntellect adopted a stock option plan in 1984 that provides for the issuance of up to 1,590,000 shares of common stock to employees under incentive and non-statutory stock option grants. The plan was amended in July 1994 to include Syntellect's consultants and advisors as eligible participants. Incentive stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. Non-statutory stock options may be granted at a price not less than 50% of the fair market value of the common stock at the date of grant. The options generally become exercisable over a 50 month period commencing at the date of grant and expire in six years. The plan terminates in September 2004, and as of December 31, 1995, all options under this plan have been granted.

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

     Syntellect adopted a non-employee directors stock option plan in 1990 that provides for the issuance of up to 60,000 shares of common stock to eligible participants. Options may be granted at a price not less than the fair market value of the common stock at the date of grant, generally become exercisable over a 50 month period commencing at the date of grant, and expire in six years. As of December 31, 1995, all options under this plan have been granted. The plan terminated in December 1998.

     Syntellect adopted a non-employee director stock plan in 1995 that provides for the issuance of up to 50,000 shares of common stock to eligible participants under non-qualified stock option grants. Under the plan, non-employee directors receive a one time grant to purchase 10,000 shares upon appointment to the Board of Directors and an annual grant to purchase 2,000 shares from June 1995 through June 1998. Options may be granted at a price not less than the fair market value at the date of grant, become exercisable over a 50 month period commencing at the date of grant, and expire in six years. The plan has no scheduled termination date. On May 21, 1998, the number of shares authorized for issuance under the plan increased from 50,000 to 150,000.

     In 1996, Syntellect acquired Pinnacle Investment Associates, Inc ("Pinnacle"), which through its wholly owned subsidiary, Telecorp Systems, Inc., developed and distributed inbound and outbound call center systems world wide, and operated a hosted services center. Subsequent to the merger, all systems functions were merged into Syntellect, Inc. and all hosted services were consolidated into SIS. In connection with the acquisition of Pinnacle, Syntellect assumed outstanding options for the purchase of 740,848 shares of common stock. A portion of these options were granted to certain executive officers in connection with the negotiation of their employment agreements. These options, covering 565,702 shares, were granted fully vested and immediately exercisable. The Company recognized compensation expense of $394,000 in 1995 related to these options and credited the same to paid-in capital. The remaining options are accounted for as non-compensatory stock options, and generally become exercisable over a 48 month period commencing at the date of grant, and expire in 10 years. Unexercised options will be terminated and not available for future grants in the event an employee holding such options terminates his employment.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

     At December 31, 1999, 1,134,795 options with a weighted average exercise price of $2.09 were exercisable under the above plans at prices ranging from $0.87 to $7.00. A summary of the combined stock option activity for all plans during the three-year period ended December 31, 1999 is as follows:


                                                         OPTIONS
                                        ------------------------------------------------
                                                                       WEIGHTED AVERAGE
                                        AVAILABLE      OUTSTANDING    EXERCISE PRICE PER
                                        FOR GRANT        SHARES             SHARE
                                        ---------      -----------    ------------------
Balance, January 1, 1997 .......          94,080        1,801,229       $     3.10
     Increase in reserved shares         750,000             --                 --
     Granted ...................        (315,500)         315,500             3.04
     Canceled ..................         248,283         (248,283)            4.49
     Exercised .................            --            (13,338)            2.54
     Plan shares expired .......         (68,316)         (68,316)              --
                                         -------        ---------
Balance, December 31, 1997 .....         708,547        1,786,792             2.94
     Increase in reserved shares         100,000             --                 --
     Granted ...................        (729,300)         729,300             1.77
     Canceled ..................         405,219         (405,219)            3.48
     Exercised .................            --            (31,193)            1.73
     Plan shares expired .......         (36,788)         (36,788)              --
                                         -------        ---------
Balance, December 31, 1998 .....         447,678        2,042,892             2.42
     Granted ...................        (740,500)         740,500             1.95
     Canceled ..................         656,733         (656,733)            3.01
     Exercised .................            --            (97,825)            1.63
     Plan shares expired .......          (4,420)          (4,420)              --
                                         -------        ---------
Balance, December 31, 1999 .....         359,491        2,024,414       $     2.09
                                         =======        =========

                                                                     1999       1998     1997
                                                                    ------     ------   ------
Options exercisable at year-end (in thousands) ...............       1,135      1,156      831
Weighted average fair value of options granted during the year      $ 1.21     $ 1.23   $ 1.60


      The following table summarizes information about stock options outstanding at December 31, 1999:

                                        Weighted Average
                                            Remaining          Weighted                           Weighted
 Range of Exercise        Options       Contractual Life        Average          Options          Average
       Prices           Outstanding         in Years        Exercise Price     Exercisable     Exercise Price
 -----------------      -----------     ----------------   --------------     -----------     --------------
$0.87 --  $1.94         1,412,884             7.66              $1.37              709,000         $1.04
$2.06 --  $3.00           219,530             7.52              $2.61               77,300         $2.85
$3.13 --  $4.63           299,450             6.29              $3.82              256,265         $3.88
$5.13 --  $7.00            92,550             5.01              $6.27               92,230         $6.27
                        ---------            -----              -----            ---------         -----
$0.87 --  $7.00         2,024,414             7.32              $2.09            1,134,795         $2.23
                        =========             ====              =====            =========         =====

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


      Syntellect has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for Syntellect's stock option grants and stock purchase plan discussed below been determined based on the fair value at the grant date, as prescribed by the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been:

                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                 1999              1998              1997
                                                             ---------         ---------         ---------
Net income (loss) -- as reported .....................        $(1,866)         $(2,618)         $   141
Net loss -- pro forma ................................        $(2,092)         $(3,143)         $  (762)
Net income (loss) per common share -- as reported ....        $ (0.14)         $ (0.19)         $  0.01
Net loss per common share -- pro forma ...............        $ (0.16)         $ (0.23)         $ (0.06)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield ..............................              0%               0%               0%
Expected stock price volatility ......................             87%              87%              50%
Risk-free interest rate ..............................           5.98%             5.7%            5.88%
Expected life of options .............................         5 years          2.35 years       3 years

      On February 5, 1998, the Board of Directors amended all option plans to extend the expiration date for all unexpired options from six years to ten years from the original grant date.


   Employee Stock Purchase Plan

     Syntellect has an employee stock purchase plan that provides for the purchase of up to 800,000 shares of common stock. The number of shares was increased by 400,000 as approved by the shareholders on May 21, 1998. Under the plan, eligible participants may purchase common stock semi-annually at the lower of 85% of the fair market value on either the first day or last day of the offering period, whichever is lower. During 1999, 57,101 and 45,466 shares were purchased at $0.96 and $1.06 per share, respectively. During 1998, 49,825 and 41,316 shares were purchased at $1.59 and $1.91 per share, respectively. During 1997, 31,627 and 53,268 shares were purchased at $2.13 and $1.54 per share, respectively. At December 31, 1999, 234,229 shares of common stock were available for issuance under the plan. Amounts that would be expensed under SFAS No. 123 are included in pro forma net loss above.

(10) Employee Benefit Plans

     Effective January 1, 1997, Syntellect adopted a 401(k) plan covering all eligible employees of the Company. Under the plan, participants may contribute up to 15% of their total compensation, subject to certain limitations. For the years ended 12/31/97, 12/31/98 and 12/31/99, the Company provided matching contributions equal to one third of employee contributions up to a maximum of 7% of the employee's total compensation. Syntellect made matching contributions to the 401(k) plan of $260,000 in 1999, $249,000 in 1998 and $244,000 in 1997. In
November, 1999, the Board of Directors moved to amend the plan so as to qualify it as a 401(k) Safe Harbor Plan, effective January 1, 2000. As amended, the Company will match each employee's elective deferral up to 4% of compensation for the year 2000. All such qualified matchings will be immediately 100% vested. The matching contribution is subject to annual review and adjustment by the Board of Directors. Additional discretionary contributions may also be made to the plan in amounts determined by the Board of Directors.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


(11) Income Taxes

     The provision for income taxes includes income taxes currently payable (receivable) and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

     Income (loss) before income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                (IN THOUSANDS)
                                   1999            1998            1997
                                -------         -------         -------
U.S. operations ........        $(2,938)        $(3,603)        $   216
International operations          1,072             985             (96)
                                -------         -------         -------
                                $(1,866)        $(2,618)        $   120
                                =======         =======         =======

      The components of income tax expense (benefit) included in the Consolidated Statement of Operations are as follows:

                                                          (IN THOUSANDS)
                                                 1999            1998          1997
                                               --------        --------        ----
Current income tax expense (benefit):
    Federal ...........................        $     --        $     --        $ --
    Foreign ...........................              --              --         (21)
    State .............................              --              --          --
                                               --------        --------        ----
                                                     --              --         (21)
                                               --------        --------        ----

Deferred income tax expense (benefit):
    Federal ...........................              --              --          --
    Foreign ...........................              --              --          --
    State .............................              --              --          --
                                               --------        --------        ----

     Total income tax expense (benefit)              --              --        $(21)
                                               --------        --------        ====

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

     Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                                                                 (IN THOUSANDS)
                                                                                      1999            1998            1997
                                                                                     -------         -------         -------
Computed  "expected"  income tax expense (benefit).............................     $   (634)       $   (890)       $     41
Increase (decrease) in income tax expense resulting from:
     State income tax expense (benefit) net of federal income tax effect ......           --            (146)             18
     Increase (decrease) in valuation allowance ...............................          916           1,349            (252)
       Utilization of foreign net operating losses not previously recognized...         (364)           (306)             --
             Other, net .......................................................           82              (7)            172
                                                                                     -------         -------         -------
          Total income tax expense (benefit) ................................        $    --         $    --         $   (21)
                                                                                     =======         =======         =======



     The income tax effects of temporary differences that give rise to the Company's deferred income tax assets and liabilities are as follows:

                                                                         (IN THOUSANDS)
                                                                   1999             1998
                                                                 --------         --------
Deferred income tax assets:
Net operating loss and tax credit carryforwards .........        $ 13,402         $ 12,584
Warranty and inventory allowances .......................           1,086            1,094
Accrued expenses ........................................             747              568
Allowance for doubtful accounts .........................             321              358
Property and equipment due to differences in depreciation              --               36
                                                                 --------         --------
Gross deferred income tax assets ........................          15,556           14,640
                                                                 --------         --------
Less valuation allowance ................................         (15,556)         (14,640)
                                                                 --------         --------
Net deferred income tax asset ...........................        $     --         $     --
                                                                 ========         ========

      The increases in the valuation allowance for the net deferred income tax asset for the years ended December 31, 1999 and 1998 were $916,000 and $1,349,000 respectively. Under SFAS No. 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the income tax benefits will be realized. Realization of income tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carry-back and carry-forward periods. Sources of taxable income that may allow for realization of income tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations.

     As of December 31, 1999 the Company had net operating loss, investment tax credit, alternative minimum tax credit, and research and development tax credit carryforwards of approximately $30.1 million, $15,000, $77,000, and $1.2 million, respectively, which expire at various dates through the year 2019.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

12) Business Segments, Geographic Data and Major Customers

     Syntellect develops, markets, and integrates voice and information processing systems and application software worldwide. The Company offers a diversified product line which includes inbound voice processing, a worldwide distribution network, and a vertical market focus on the financial services, media, telecommunications and healthcare industries. The Company also provides hosted services for those customers who prefer to outsource their voice processing applications. In addition to its primary office facility in Phoenix, the Company also maintains five sales offices in the United States and one in London.

     Effective for financial statements for fiscal periods beginning after December 15, 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating segments. An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. The Company has three operating segments in 1999, 1998 and 1997 which are organized around differences in products and services: Systems, Hosted Services ("HS"), and Patents:

                                                           (IN THOUSANDS)
                                                           --------------
YEAR ENDED DECEMBER 31, 1999           SYSTEMS          HS           PATENTS       TOTAL
----------------------------          ----------     --------       ---------     --------
 Revenues from customers              $ 37,690       $  7,732       $  2,408      $ 47,831
 Depreciation and amortization           1,967            522             --         2,489
 Segment income (loss)                  (3,097)          (284)         1,515        (1,866)
 Expenditures for segment assets           971            876             --         1,847

AS OF DECEMBER 31, 1999
 Segment assets                       $ 21,105       $  3,726       $  1,393        26,224
 Capital lease obligation                  541             --             --           541

YEAR ENDED DECEMBER 31, 1998
 Revenues from customers              $ 36,098       $  8,925       $  2,930      $ 47,953
 Depreciation and amortization           1,893            645             --         2,538
 Segment income (loss)                  (5,517)           900          1,999        (2,618)
 Expenditures for segment assets         1,073            915             --         1,988

AS OF DECEMBER 31, 1998
 Segment assets                       $ 28,023       $  4,110       $     --      $ 32,133
 Capital lease obligation                  685             --             --           685

YEAR ENDED DECEMBER 31, 1997
 Revenues from customers              $ 37,212       $  9,749       $  1,221      $ 48,182
 Depreciation and amortization           2,878            968             62         3,908
 Fixed asset write-down                    733            570             --         1,303
 Segment income (loss)                  (7,777)          (779)         8,697           141
 Expenditures for segment assets         2,046            671             --         2,717

AS OF DECEMBER 31, 1997
 Segment assets                       $ 26,811       $  3,958       $  4,039      $ 34,808
 Notes receivable                          178             --          4,039         4,217
 Capital lease obligation                  713             --             --           713

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


      Net revenues, by geographic area, for the three-year period ended December 31, 1999 are as follows:

                                  (IN THOUSANDS)
Geographic Area              1999      1998      1997
---------------             --------  --------  --------
United States...........    $ 38,885  $ 37,471  $ 36,836
United Kingdom..........       8,335     8,448     7,154
Other...................         611     2,034     4,192
                            --------  --------  --------
                            $ 47,831  $ 47,953  $ 48,182
                            ========  ========  ========

     No single customer accounted for more than 10% of the Company's revenues in 1999, 1998 or 1997.

      Long lived assets, by geographic area, for the two-year period ended December 31, 1999 are as follows:

                               (IN THOUSANDS)
Geographic Area                1999      1998
---------------              -------   -------
United States...........     $ 4,579   $ 5,241
United Kingdom..........         208       188
                             -------   -------
                             $ 4,787   $ 5,429
                             =======   =======


     The Company conducted business with a major media company who was also a significant shareholder of the Company during the years ended 1998 and 1997. Revenues from this customer were $1.4 million, and $1 million for the years ended December 31, 1998 and 1997, respectively. The Company was due $138,000 and $247,000 in outstanding accounts receivable from the customer at December 31, 1998 and 1997, respectively.


(13) Fair Value of Financial Instruments

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

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


(14) Supplemental Financial Information

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1999, 1998 and 1997 follows:

                                                         (IN THOUSANDS)
                                            BALANCE AT     CHARGED                   BALANCE
                                            BEGINNING     TO COSTS                   AT END
                                             OF YEAR     AND EXPENSES  DEDUCTIONS    OF YEAR
                                             -------     ------------  ----------    -------
Allowance for doubtful accounts:
          1999                               $   932      $ 1,806      $(1,954)      $   784
          1998                                 1,199          597         (864)          932
          1997                                 1,233          493         (527)        1,199

Allowance for inventory obsolescence:
          1999                               $ 2,263      $   416      $(1,804)      $   875
          1998                                 3,408           --       (1,145)        2,263
          1997                                 4,145           30         (767)        3,408

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding continuing directors and nominees of Syntellect is set forth under the caption "Information Concerning Directors and Nominees" in the Registrant's Proxy Statement relating to its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") incorporated by reference into this Form 10-K, which will be filed with the Securities and Exchange Commission. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the 2000 Proxy Statement is not being filed as a part hereof. Information concerning executive officers of the Registrant is set forth in Part I of this Form 10-K.


ITEM 11 -- EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information furnished under the caption "Executive Compensation" in the 2000 Proxy Statement, provided, however, that the "Board Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the 2000 Proxy Statement are not incorporated by reference herein.


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of Syntellect is incorporated herein by reference to the information furnished under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

     The following consolidated financial statements of Syntellect Inc. and Subsidiaries are filed as part of this report on Form 10-K:

                                                                                                          PAGE OR
                                                                                                           METHOD
                                                                                                         OF FILING
Independent Auditors' Report -- KPMG LLP                                                                  Page 17
Consolidated Balance Sheets -- December 31, 1999 and 1998                                                 Page 18
Consolidated Statements of Operations and Comprehensive Income -- Years ended December 31, 1999,
    1998 and 1997                                                                                         Page 19
Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1999, 1998 and 1997           Page 20
Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997                     Page 21
Notes to Consolidated Financial Statements                                                                Page 22

       2. CONSOLIDATED SUPPLEMENTAL SCHEDULES

     All schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

     (B) EXHIBITS.

  EXHIBIT
    NO.                        DESCRIPTION                               PAGE OR METHOD OF FILING
    ---                        -----------                               ------------------------
  2         Agreement and Plan of Reorganization as of          Incorporated by reference to Exhibit No. 2 to
            December 6, 1995, between Syntellect Inc.,          Syntellect's Registration Statement on
            Syntellect Acquisition Co., and Pinnacle            Form S-4 dated February 9, 1996 (the  "S-4")
            Investment Associates Inc.

  3.1(a)    Restated Certificate of Incorporation of            Incorporated by reference to Exhibit No. 3-A
            Registrant                                          to Syntellect's Registration Statement on
                                                                Form S-1 dated February 23, 1995 (the "S-1")

  3.1(b)    Certificate of Amendment to Restated Certificate    Incorporated by reference to Exhibit
            of Incorporation of Registrant, filed with the      No. 3.1(b) to Syntellect's S-4
            Delaware Secretary of State on May 18, 1993

  3.1(c)    Certificate of Amendment to Restated Certificate    Incorporated by reference to Exhibit 3.1(c) to
            of Incorporation of Registrant filed with the       Syntellect's 1995 Form 10-K
            Delaware Secretary of State on March 14, 1996

  3.2       Amended and Restated Bylaws of Registrant           Incorporated by reference to Exhibit No. 3-B
                                                                to Syntellect's S-1

  4         Specimen Certificate representing Common Stock      Incorporated by reference to Exhibit No. 4 to
                                                                Amendment No. 1 of Syntellect's S-1

10.1        Restated Stock Option Plan, as amended through      Incorporated by reference to Exhibit 10.1 to
            May 23, 1995                                        Syntellect's 1995 Form 10-K

10.2        Employee Stock Purchase Plan                        Incorporated by reference to Exhibit No. 10-B
                                                                to Amendment No. 1 of Syntellect's S-1

10.3        Long-term Incentive Plan, as amended August 8,      Incorporated by reference to Exhibit 10.4 to
            1996                                                Syntellect's 1996 Form 10-K

10.4        1997 Management Incentive Plan                      Incorporated by reference to Exhibit 10.4 to
                                                                Syntellect's 1997 Form 10-K

10.5        Non-employee Director Stock Plan                    Incorporated by reference to Exhibit B to
                                                                Syntellect's Proxy Statement for the 1995
                                                                Annual Meeting of Stockholders

10.6(c)     Lease Agreement dated June 28, 1996, together       Incorporated by reference to Exhibit 10.6(c) to
            with first amendment to lease dated October 6,      Syntellect's 1996 Form 10-K
            1996, between Opus Southwest Corporation and
            Syntellect for an office facility in Phoenix,
            Arizona




  EXHIBIT
    NO.                        DESCRIPTION                               PAGE OR METHOD OF FILING
    ---                        -----------                               ------------------------
10.7        Form of Indemnification Agreement between           Incorporated by reference to Exhibit No. 10-L
            Syntellect and its directors and officers           to Syntellect's S-1

10.8(a)     Agreement for Licensing of IBM Software             Incorporated reference to Exhibit 10-I of
            Technology dated February 3, 1993 between           Syntellect's 1992 Form 10-K
            Syntellect and IBM

10.8(b)     Amendment Number One (1) to Agreement for           Incorporated by reference to Exhibit No.
            the Licensing of IBM Technology, Agreement          10.8(b) to Syntellect's S-4
            Number JWQ9308, dated March 25, 1993

10.8(c)     Amendment Number Two (2) to Agreement for           Incorporated by reference to Exhibit No.
            the Licensing of IBM Technology, Agreement          10.8(c) to Syntellect's S-4
            Number JWQ9308, dated June 8, 1993

10.8(d)     Amendment Number Three (3) to Agreement for         Incorporated by reference to Exhibit No.
            the Licensing of IBM Technology, Agreement          10.8(d) to Syntellect's S-4
            Number JWQ9308, dated December 16, 1993

10.8(e)     Amendment Number Four (4) to Agreement for          Incorporated by reference to Exhibit No.
            the Licensing of IBM Technology, Agreement          10.8(e) to Syntellect's S-4
            Number JWQ9308, dated October 4, 1994

10.8(f)     Amendment Number Five (5) to Agreement for          Incorporated by reference to Exhibit 10.8(f) to
            the licensing of IBM Technology, Agreement          Syntellect's 1996  Form 10-K
            Number JWQ9308, dated February 13, 1995

10.8(g)     Amendment Number Six (6) to Agreement for           Incorporated by reference to Exhibit 10.8(g) to
            the Licensing of IBM Technology, Agreement          Syntellect's 1996 Form 10-K
            number JWQ9308, dated June 6, 1995

10.8(h)     Amendment Number Seven (7) to Agreement for         Incorporated by reference to Exhibit 10.8(h) to
            the Licensing of IBM Technology, Agreement          Syntellect's 1996 Form 10-K
            Number JWQ9308, dated September 9, 1996

10.8(i)     Amendment Number Eight (8) to Agreement for         Incorporated by reference to Exhibit 10.8(i) to
            Licensing of IBM Technology, Agreement              Syntellect's 1996 Form 10-K
            Number JWQ9308, dated March 11, 1997

10.9        Asset Purchase Agreement dated February 21,         Incorporated by reference to Exhibit 10-K of
            1995 between Syntellect Technology Corp.            Syntellect's 1994 Form 10-K
            (formerly known as Dytel Inc.) and Dytel
            Incorporated

10.10       Form of Affiliate Agreement between Syntellect      Incorporated by reference to Exhibit No.10.10
            Inc. and affiliates of Pinnacle Investment          to Syntellect's S-4
            Associates Inc.

10.11       Employment Agreement between J. Lawrence            Incorporated by reference to Exhibit No. 10.11
            Bradner and Syntellect Inc. dated March 14, 1996    to Syntellect's S-4

10.12       Separation Agreement between Steve Nussrallah       Incorporated by reference to Exhibit No. 10.12
            and Syntellect Inc. dated February 20, 1998         to Syntellect's 1997 Form 10-K

10.13       Form of Registration Rights Agreement               Incorporated by reference to Exhibit 10.13 to
                                                                Syntellect's S-4


  EXHIBIT
    NO.                        DESCRIPTION                               PAGE OR METHOD OF FILING
    ---                        -----------                               ------------------------
10.14     Stock Purchase Agreement, dated April 1, 1996,     Incorporated by reference to Exhibit 10.14 to
          between Syntellect Inc. and Atlas Telecom, Inc.    Syntellect's quarterly report on Form 10-Q,
                                                             dated May 13, 1996.

10.15     Employment Agreement between Peter W. Pamplin      Incorporated by reference to Exhibit 10.15 to
          and Syntellect Inc. dated November 1, 1998         Syntellect's Form 10-K

10.16     Employment Agreement between Neal L. Miller        Incorporated by reference to Exhibit 10.16 to
          and Syntellect Inc. dated August 24, 1998          Syntellect's Form 10-K

          Employment Agreement between Scott Coleman and     Incorporated by reference to Exhibit 10.17 to
          Syntellect Inc. dated September 19,1998            Syntellect's Form 10-K

          Employment Agreement between J. Lawrence           Incorporated by reference to Exhibit 10.18 to
          Bradner and Syntellect Inc. dated November 1,      Syntellect's Form 10-K
          1998

11        Computation of Net Loss Per Share

21        Subsidiaries of Registrant

23        Independent Auditors' Consent

27.1      Financial Data Schedule -- 1999


     (C) REPORTS ON FORM 8-K.

     No Report on Form 8-K was filed during 1999.

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Syntellect has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNTELLECT INC.
                                     By:   /S/   TIMOTHY P. VATUONE
                                        --------------------------------------
                                     Timothy P. Vatuone
                                     Vice President and Chief Financial Officer


                                     By:   /S/   KEITH A. PEKKALA
                                        --------------------------------------
                                     Keith A. Pekkala
                                     Vice President and Controller
                                     (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities of the dated indicated.


          NAME AND SIGNATURE                  TITLE                                  DATE:
          ------------------                  -----                                  -----
/S/   ANTHONY V. CAROLLO                 Chairman of the Board, Chief           March 29, 2000
------------------------------           Executive Officer (Principal
ANTHONY V. CAROLLO                       Executive Officer)


/S/   TIMOTHY P. VATUONE                 Vice President and Chief Financial     March 29, 2000
------------------------------           Officer
TIMOTHY P. VATUONE

/S/   KEITH A. PEKKALA                   Vice President and Controller          March 29, 2000
------------------------------           (Principal Accounting Officer)
KEITH A. PEKKALA

/S/   WILLIAM P. CONLIN                  Director                               March 29, 2000
------------------------------
WILLIAM P. CONLIN

/S/   MICHAEL R. BRUCE                   Director                               March 29, 2000
------------------------------
MICHAEL R. BRUCE

/S/   MICHAEL D. KAUFMAN                 Director                               March 29, 2000
------------------------------
MICHAEL D. KAUFMAN

                                 EXHIBIT INDEX


  EXHIBIT
    NO.                        DESCRIPTION                               PAGE OR METHOD OF FILING
    ---                        -----------                               ------------------------
  2         Agreement and Plan of Reorganization as of          Incorporated by reference to Exhibit No. 2 to
            December 6, 1995, between Syntellect Inc.,          Syntellect's Registration Statement on
            Syntellect Acquisition Co., and Pinnacle            Form S-4 dated February 9, 1996 (the  "S-4")
            Investment Associates Inc.

  3.1(a)    Restated Certificate of Incorporation of            Incorporated by reference to Exhibit No. 3-A
            Registrant                                          to Syntellect's Registration Statement on
                                                                Form S-1 dated February 23, 1995 (the "S-1")

  3.1(b)    Certificate of Amendment to Restated Certificate    Incorporated by reference to Exhibit
            of Incorporation of Registrant, filed with the      No. 3.1(b) to Syntellect's S-4
            Delaware Secretary of State on May 18, 1993

  3.1(c)    Certificate of Amendment to Restated Certificate    Incorporated by reference to Exhibit 3.1(c) to
            of Incorporation of Registrant filed with the       Syntellect's 1995 Form 10-K
            Delaware Secretary of State on March 14, 1996

  3.2       Amended and Restated Bylaws of Registrant           Incorporated by reference to Exhibit No. 3-B
                                                                to Syntellect's S-1

  4         Specimen Certificate representing Common Stock      Incorporated by reference to Exhibit No. 4 to
                                                                Amendment No. 1 of Syntellect's S-1

10.1        Restated Stock Option Plan, as amended through      Incorporated by reference to Exhibit 10.1 to
            May 23, 1995                                        Syntellect's 1995 Form 10-K

10.2        Employee Stock Purchase Plan                        Incorporated by reference to Exhibit No. 10-B
                                                                to Amendment No. 1 of Syntellect's S-1

10.3        Long-term Incentive Plan, as amended August 8,      Incorporated by reference to Exhibit 10.4 to
            1996                                                Syntellect's 1996 Form 10-K

10.4        1997 Management Incentive Plan                      Incorporated by reference to Exhibit 10.4 to
                                                                Syntellect's 1997 Form 10-K

10.5        Non-employee Director Stock Plan                    Incorporated by reference to Exhibit B to
                                                                Syntellect's Proxy Statement for the 1995
                                                                Annual Meeting of Stockholders

10.6(c)     Lease Agreement dated June 28, 1996, together       Incorporated by reference to Exhibit 10.6(c) to
            with first amendment to lease dated October 6,      Syntellect's 1996 Form 10-K
            1996, between Opus Southwest Corporation and
            Syntellect for an office facility in Phoenix,
            Arizona

  EXHIBIT
    NO.                        DESCRIPTION                               PAGE OR METHOD OF FILING
    ---                        -----------                               ------------------------
10.7        Form of Indemnification Agreement between           Incorporated by reference to Exhibit No. 10-L
            Syntellect and its directors and officers           to Syntellect's S-1

10.8(a)     Agreement for Licensing of IBM Software             Incorporated reference to Exhibit 10-I of
            Technology dated February 3, 1993 between           Syntellect's 1992 Form 10-K
            Syntellect and IBM

10.8(b)     Amendment Number One (1) to Agreement for           Incorporated by reference to Exhibit No.
            the Licensing of IBM Technology, Agreement          10.8(b) to Syntellect's S-4
            Number JWQ9308, dated March 25, 1993

10.8(c)     Amendment Number Two (2) to Agreement for           Incorporated by reference to Exhibit No.
            the Licensing of IBM Technology, Agreement          10.8(c) to Syntellect's S-4
            Number JWQ9308, dated June 8, 1993

10.8(d)     Amendment Number Three (3) to Agreement for         Incorporated by reference to Exhibit No.
            the Licensing of IBM Technology, Agreement          10.8(d) to Syntellect's S-4
            Number JWQ9308, dated December 16, 1993

10.8(e)     Amendment Number Four (4) to Agreement for          Incorporated by reference to Exhibit No.
            the Licensing of IBM Technology, Agreement          10.8(e) to Syntellect's S-4
            Number JWQ9308, dated October 4, 1994

10.8(f)     Amendment Number Five (5) to Agreement for          Incorporated by reference to Exhibit 10.8(f) to
            the licensing of IBM Technology, Agreement          Syntellect's 1996  Form 10-K
            Number JWQ9308, dated February 13, 1995

10.8(g)     Amendment Number Six (6) to Agreement for           Incorporated by reference to Exhibit 10.8(g) to
            the Licensing of IBM Technology, Agreement          Syntellect's 1996 Form 10-K
            number JWQ9308, dated June 6, 1995

10.8(h)     Amendment Number Seven (7) to Agreement for         Incorporated by reference to Exhibit 10.8(h) to
            the Licensing of IBM Technology, Agreement          Syntellect's 1996 Form 10-K
            Number JWQ9308, dated September 9, 1996

10.8(i)     Amendment Number Eight (8) to Agreement for         Incorporated by reference to Exhibit 10.8(i) to
            Licensing of IBM Technology, Agreement              Syntellect's 1996 Form 10-K
            Number JWQ9308, dated March 11, 1997

10.9        Asset Purchase Agreement dated February 21,         Incorporated by reference to Exhibit 10-K of
            1995 between Syntellect Technology Corp.            Syntellect's 1994 Form 10-K
            (formerly known as Dytel Inc.) and Dytel
            Incorporated

10.10       Form of Affiliate Agreement between Syntellect      Incorporated by reference to Exhibit No.10.10
            Inc. and affiliates of Pinnacle Investment          to Syntellect's S-4
            Associates Inc.

10.11       Employment Agreement between J. Lawrence            Incorporated by reference to Exhibit No. 10.11
            Bradner and Syntellect Inc. dated March 14, 1996    to Syntellect's S-4

10.12       Separation Agreement between Steve Nussrallah       Incorporated by reference to Exhibit No. 10.12
            and Syntellect Inc. dated February 20, 1998         to Syntellect's 1997 Form 10-K

10.13       Form of Registration Rights Agreement               Incorporated by reference to Exhibit 10.13 to
                                                                Syntellect's S-4

  EXHIBIT
    NO.                        DESCRIPTION                               PAGE OR METHOD OF FILING
    ---                        -----------                               ------------------------
10.14     Stock Purchase Agreement, dated April 1, 1996,     Incorporated by reference to Exhibit 10.14 to
          between Syntellect Inc. and Atlas Telecom, Inc.    Syntellect's quarterly report on Form 10-Q,
                                                             dated May 13, 1996.

10.15     Employment Agreement between Peter W. Pamplin      Incorporated by reference to Exhibit 10.15 to
          and Syntellect Inc. dated November 1, 1998         Syntellect's Form 10-K

10.16     Employment Agreement between Neal L. Miller        Incorporated by reference to Exhibit 10.16 to
          and Syntellect Inc. dated August 24, 1998          Syntellect's Form 10-K

          Employment Agreement between Scott Coleman and     Incorporated by reference to Exhibit 10.17 to
          Syntellect Inc. dated September 19,1998            Syntellect's Form 10-K

          Employment Agreement between J. Lawrence           Incorporated by reference to Exhibit 10.18 to
          Bradner and Syntellect Inc. dated November 1,      Syntellect's Form 10-K
          1998

11        Computation of Net Loss Per Share

21        Subsidiaries of Registrant

23        Independent Auditors' Consent

27.1      Financial Data Schedule -- 1999
