Form 10-Q
period 2000-03-31
SYNTELLECT INC
filed 2000-05-12
CIK 758830

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

           11,786,242 shares of common stock, $.01 par value per share, were outstanding on May 11, 2000

================================================================================

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX


                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -
                           March 31, 2000 and December 31, 1999                                  3

                  Unaudited Condensed Consolidated Statements of Operations -
                           Three Months Ended March 31, 2000 and March 31, 1999                  4

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 2000 and March 31, 1999                  5

                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                           8

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                     10

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                              11

SIGNATURES                                                                                      12

EXHIBITS

         Exhibit Index                                                                          13

ITEM 1. FINANCIAL STATEMENTS

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                     March 31,       December 31,
                                                                                       2000              1999
                                                                                       ----              ----
                                                                                    (unaudited)
                                                                                    -----------
ASSETS
Current assets:
      Cash and cash equivalents                                                      $  4,657         $  6,185
      Marketable securities ($1,100 restricted)                                         1,100            1,100
      Trade receivables, net of allowance for doubtful accounts of $615 and
         $784, respectively                                                             9,527            9,999
      Other receivables                                                                 1,832            1,406
      Inventories, net                                                                  1,753            2,041
      Prepaid expenses                                                                    628              677
                                                                                     --------         --------
           Total current assets                                                        19,497           21,408
Property and equipment, net                                                             4,464            4,787
Other assets                                                                               13               29
                                                                                     --------         --------
                Total assets                                                         $ 23,974         $ 26,224
                                                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $  1,960         $  1,873
      Accrued liabilities                                                               3,203            3,268
      Customer deposits                                                                 1,363            3,238
      Deferred revenue                                                                  3,536            2,914
      Capital lease obligations                                                           225              248
                                                                                     --------         --------
           Total current liabilities                                                   10,287           11,541
Capital lease obligations - less current portion                                          244              293
                                                                                     --------         --------
                Total liabilities                                                      10,531           11,834
                                                                                     --------         --------

Shareholders' equity:
      Preferred stock, $.01 par value per share. Authorized 2,500,000 shares;            --               --
         no shares issued or outstanding
      Common stock, $.01 par value per share. Authorized 25,000,000 shares;
         issued 14,271,974 and 13,889,487, respectively                                   143              139
      Additional paid-in capital                                                       61,676           61,177
      Accumulated deficit                                                             (40,741)         (41,938)
      Accumulated other comprehensive income (loss)                                        59              (32)
                                                                                     --------         --------
                                                                                       21,137           19,346
      Treasury stock, at cost, 2,485,732 and 1,885,732 shares, respectively
                                                                                       (7,694)          (4,956)
                                                                                     --------         --------
           Total shareholders' equity                                                  13,443           14,390
                                                                                     --------         --------
                Total liabilities and shareholders' equity                           $ 23,974         $ 26,224
                                                                                     ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        Three Months Ended
                                                               March 31,
                                                               ---------
                                                          2000             1999
                                                          ----             ----
Net revenues:
      System sales                                    $  7,735         $  5,888
      Hosted services                                    1,350            2,211
      Maintenance and other services                     3,633            3,149
                                                      --------         --------
           Total net revenues                           12,718           11,248

Cost of revenues:
      System sales                                       3,922            3,576
      Hosted services                                    1,061            1,408
      Maintenance and other services                       868            1,166
                                                      --------         --------
           Total cost of revenues                        5,851            6,150
                                                      --------         --------
Gross margin                                             6,867            5,098

Operating expenses:
      Selling, marketing and administrative              4,324            4,980
      Research and development                             864            1,176
      Depreciation and amortization                        469              611
                                                      --------         --------
           Total operating expenses                      5,657            6,767
                                                      --------         --------

Operating income (loss)                                  1,210           (1,669)

Other income (expense)
      Interest income                                       58              101
      Other                                                (71)             (21)
                                                      --------         --------
           Total other income (expense)                    (13)              80
                                                      --------         --------
Income (loss) before income taxes                        1,197           (1,589)
Income taxes                                              --               --
                                                      --------         --------
Net income (loss)                                     $  1,197         $ (1,589)
                                                      ========         ========
Net income (loss) per common share - basic            $    .10         $   (.12)
                                                      ========         ========
Net income (loss) per common share - diluted          $    .09         $   (.12)
                                                      ========         ========
Weighted average shares - basic                         11,859           13,505
                                                      ========         ========
Weighted average shares - diluted                       12,860           13,505
                                                      ========         ========
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment               91              (46)
      Unrealized loss on marketable securities            --                 (5)
                                                      --------         --------
           Other comprehensive income (loss)                91              (51)
                                                      --------         --------
                Comprehensive income (loss)           $  1,288         $ (1,640)
                                                      ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                     2000            1999
                                                                                     ----            ----
Cash flows from operating activities:
         Net income (loss)                                                        $ 1,197         $(1,589)
         Adjustments to reconcile net income (loss) to net cash
              provided by (used in) operating activities:
                  Depreciation and amortization                                       513             611
                  Provision for doubtful accounts                                     102              81
                  Increase in receivables                                             (56)         (3,363)
                  Decrease in inventories                                             288             219
                  (Decrease) increase in accounts payable                              87            (363)
                  (Decrease) increase in customer deposits                         (1,875)            584
                  Increase in deferred revenue                                        622             972
                  Decrease in accrued liabilities                                     (65)           (183)
                  Change in other assets and liabilities                               66            (384)
                                                                                  -------         -------
                       Net cash provided by (used in) operating activities            879          (3,415)
                                                                                  -------         -------
Cash flows from investing activities:
         Purchase of marketable securities                                           --            (3,545)
         Maturities of marketable securities                                         --             6,542
         Purchase of property and equipment                                          (190)           (519)
                                                                                  -------         -------
                       Net cash provided by (used in) investing activities           (190)          2,478
                                                                                  -------         -------
Cash flows from financing activities:
         Proceeds from issuance of common stock                                       503              19
         Purchase of treasury stock                                                (2,738)           (158)
         Principal payments on long-term debt                                         (72)            (59)
                                                                                  -------         -------
                       Net cash used in financing activities                       (2,307)           (198)
                                                                                  -------         -------
Effect of exchange rates on cash                                                       91             (46)
                                                                                  -------         -------
Net decrease in cash and cash equivalents                                          (1,527)         (1,181)

Cash and cash equivalents at beginning of period                                    6,184           3,236
                                                                                  -------         -------
Cash and cash equivalents at end of period                                        $ 4,657         $ 2,055
                                                                                  =======         =======
Supplemental disclosure of cash flow information:
         Cash paid for interest                                                   $    16         $    21
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

                        SYNTELLECT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except shares and per share amounts)
                                  (unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited, condensed, consolidated financial statements include the accounts of Syntellect Inc. ("Syntellect" or the "Company") and its wholly-owned subsidiaries, Syntellect Canada Inc., Syntellect Europe Ltd., Syntellect Deutschland GmbH, Syntellect Technology Corporation and Syntellect Interactive Services, Inc. ("SIS"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

 (IN THOUSANDS)
QUARTER  ENDED MARCH 31, 2000            SYSTEMS             HS           PATENTS            TOTAL
-----------------------------            -------             --           -------            - ----
 Revenues from customers                $ 10,593         $  1,350         $    775        $ 12,718
 Depreciation and amortization               363              150             --               513
 Segment income (loss)                     1,025             (396)             568           1,197
 Expenditures for segment assets              40              150             --               190

QUARTER  ENDED MARCH 31, 1999
 Revenues from customers                $  9,037         $  2,211         $   --          $ 11,248
 Depreciation and amortization               494              117             --               611
 Segment income (loss)                    (1,699)             110             --            (1,589)
 Expenditures for segment assets             311              208             --               519

(3)      INVENTORIES

         Inventories consist of the following:

                                                                                  March  31,            December 31,
                                                                                     2000                  1999
                                                                                     ----                  ----
                   Finished goods                                                $    942               $    705
                   Purchased components                                               299                    611
                   Repair, warranty and maintenance inventory                       1,271                  1,600
                                                                                    -----                  -----
                                                                                    2,512                  2,916
                   Less allowances for obsolescence                                  (759)                  (875)
                                                                                     -----                  -----
                                                                                  $ 1,753                $ 2,041
                                                                                  =======                =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

         Net revenues for the quarter ended March 31, 2000 were $12.7 million, an increase of 13% from the $11.2 million reported for the first quarter of 1999. Net revenues consist of System Sales, Hosted Services Revenues and Maintenance and Other Services Revenues, which represented 61%, 11% and 28% of net revenues, respectively, for the quarter ended March 31, 2000, and 52%, 20% and 28% of net revenues, respectively, for the comparable prior year period.

         System Sales for the period ended March 31, 2000 were $7.7 million, an increase of approximately $1.8 million, or 31%, over the $5.9 million reported for the same prior year period. The increase in System Sales was primarily related to sales of the Company's Vista(TM) IVR product in the amount of $5.5 million, or 70% of total System Sales revenues. Core product sales include Vista, an open standards-based Interactive Communications Management (ICM) software platform for enterprise customer call centers; VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; VocalPoint Interactive Services, providing computer telephony integration ("CTI") functionality; and Interactive Web Response ("IWR"). Non-core products include the Premier and Premier 030 proprietary IVR systems.

         Hosted Services Revenues decreased by $861,000, or 39%, from the same period in 1999. The primary reason for the decline rests with the Company's Home Ticket, a pay-per-view service for cable television providers which is offered through SIS. The cable TV industry has been deploying new order entry technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. This has resulted in a downward trend in transaction processing fees for the Company; a trend which is expected to continue. To offset the decline in pay-per-view services, Hosted Services has offered other out-sourced electronic capabilities including benefits enrollment, broadcast faxing, call center processing, audiotext, and dealer locators.

         Maintenance and Other Services Revenues increased by approximately $484,000 between the comparable quarters. The maintenance component decreased $771,000, or 28%. The decrease was anticipated as the Company's VocalPoint ARU product reached end-of-life in 1999 and associated maintenance contracts were not renewed. In addition, the Company sold its predictive dialer product line and associated maintenance contracts in 1999, further reducing maintenance revenues. Revenues from the other services component, which includes patent revenue, increased $1.3 million, or 324%, as compared to the same prior year period. The increase was due primarily to the settlement of a patent lawsuit in the amount of $775,000 which was related to economic rights maintained by the Company after the sale of its patent portfolio in 1997. There were no such revenues in the comparable period of 1999, and the Company does not expect any further patent revenue.

         International Revenues for the first quarter of 2000 were $5.7 million, or 45% of total revenues, compared to $2 million, or 18% of total revenues, for the first quarter of 1999. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations.

GROSS MARGIN

         The gross margin percentage for the quarter ended March 31, 2000 was 54% of net revenues as compared to 45% in the prior year quarter. Gross margins for System Sales increased to 49% from 39% between comparable quarters primarily as a result of increased System revenues and the proportion of fixed costs in cost of sales. Gross margins for Hosted Services decreased from 36% to 21% between the comparable quarters. The Hosted Services margins declined on reduced sales primarily due to the relatively fixed nature of hosted services costs. Gross margins on Maintenance and Other Services increased to 76% from 63% between the comparable quarters. Contributing to the increase in Maintenance and Other Services margins were costs which decreased at a faster rate than revenue, and relatively higher margin patent revenues which were absent from the comparable period in 1999. The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity.

Accordingly, the gross margins reported for the first quarter of 2000 are not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

         Operating expenses for the first quarter of 2000 were $5.7 million, a decrease of $1.1 million, or 16%, from the prior year quarter of $6.8 million. Selling, marketing and administrative expenses decreased $656,000, or 13%, compared to the prior year period. The primary reasons for the decrease were the consolidation of the corporate structure and general cost reductions which took place during the second and third quarters of the prior year. Research and development (R&D) expenses decreased $312,000, or 27%, compared to the prior year period. The Company believes that R&D expenses will probably increase in future periods.

NET INCOME (LOSS)

         Syntellect reported a net income of $1.2 million, or $ .09 per diluted share, for the first quarter of 2000, compared to a net loss of $1.6 million, or $ .12 per share, for the prior year quarter. The Company has not recorded income tax expense due to net operating loss carry-forwards, which offset any taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         For the first three months of 2000, the Company had net income of $1.2 million. After adjustment for non-cash activities and the changes in certain balance sheet items, the Company's operations provided positive cash flows of $879,000 compared to negative cash flows of $3.4 million in the same period of 1999. The primary factor affecting the difference between net income and cash flow was the decrease in customer deposits which was only partially offset by the increase in deferred revenues, the decrease in inventories, and the affects of depreciation and the provision for doubtful accounts which are non-cash items

         Cash flows from investing activities, namely the purchase of property and equipment, used $190,000 during the period.

         Cash used in financing activities totaled $2.3 million for the period. Proceeds from the issuance of common stock totaled $503,000, while the purchase of treasury stock used $2.7 million and the repayment of long-term debt used $72,000.

         Syntellect had working capital of $9.2 million at March 31, 2000, as compared with $9.9 million at December 31, 1999. The current ratio was 1.90:1 and 1.85:1 on such dates, respectively. Cash, cash equivalents and marketable securities at the end of the first quarter totaled $5.8 million as compared with $7.3 million at year end.

         Syntellect expects that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities, will be sufficient to support the Company's operations for the remainder of 2000. The Company has letters of credit totaling $1.1 million pledged as security deposits for the Company's facilities in Phoenix and Chicago. These letters of credit are secured by a U.S. Treasury security held in the Company's available-for-sale portfolio and a bank certificate of deposit which are restricted as to disposal by the letters of credit agreements.

     On November 5, 1999, the Board of Directors of Syntellect approved the stock buyback plan to purchase up to one million shares of its stock over a one-year period. As of May 12, 2000, the Company had repurchased 724,800 shares.

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

         Patents is the operating segment which held the Company's patent portfolio. In October 1997, the Company sold the patent portfolio to a third party for $10 million. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. Revenues from Customers include payments for settlement of patent lawsuits. The Company recognized $775,000 in revenue in the quarter ended March 31, 2000 from a patent lawsuit, but had no such revenue in the prior year period. The Company does not expect any further patent related revenue.

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

FORWARD LOOKING STATEMENTS

         This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of important factors that could affect the validity of any such forward-looking statements.

ITEM 3.  FOREIGN CURRENCY EXCHANGE RATE RISK

         The Company invoices all international customers in U. S. dollars except customers of the Company's United Kingdom (U.K.) subsidiary which are invoiced in pounds sterling. The U.K. subsidiary's financials including balance sheet, revenue, and operating expenses are transacted in pounds sterling. Therefore, the Company's exposure to foreign currency exchange rate risk occurs when translating the financial results of the U.K. subsidiary to U.S. dollars in consolidation. At this time, the Company does not use instruments to hedge its foreign exposure in the U.K. because the effects of foreign exchange rate fluctuations are not material.

PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 11 - Computation of net income per share

                  Exhibit 27.1 - Financial Data Schedule-2000



         (b)      Reports on Form 8-K

                  No current reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYNTELLECT INC.


Date:  May 11, 2000                    By:  /s/ Timothy P. Vatuone
                                       ----------------------------------------
                                       Timothy P. Vatuone
                                       Vice President, Chief Financial Officer,
                                        Secretary and Treasurer


                                       By:  /s/ Keith A. Pekkala
                                       ---------------------------------------
                                       Keith A. Pekkala
                                       Vice President and Controller
                                        (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit 11 -  Computation of net income per share

Exhibit 27.1 - Financial Data Schedule - 2000