Form 10-Q
period 2000-06-30
SYNTELLECT INC
filed 2000-08-14
CIK 758830

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 -----------------------------------------------


                                    FORM 10-Q

(Mark One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  __________________to ____________________

                        Commission File Number: 0 - 18323

                                 SYNTELLECT INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      86-0486871
       ------------------                            -------------------
 (State or other jurisdiction  of           (IRS employer identification number)
        incorporation)


        16610 N. Black Canyon Highway, Suite 100, Phoenix, Arizona 85053
               (Address of principal executive office)       (Zip Code)

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

         11,880,784 shares of common stock, $.01 par value per share, were outstanding on August 11, 2000

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION
         ITEM 1.  Financial Statements
                  Unaudited Condensed Consolidated Balance Sheets - - June 30,
                           2000 and December 31, 1999                                                             3
                  Unaudited Condensed Consolidated Statements of Operations  --  Three Months and Six
                           Months Ended June 30, 2000 and June 30, 1999                                           4
                  Unaudited Condensed Consolidated Statements of Cash Flows  --
                           Six Months Ended June 30, 2000 and June 30, 1999                                       5
                    Notes to Condensed Consolidated Financial Statements                                          6
         ITEM 2.  Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                              8
         ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                      11
PART II. OTHER INFORMATION
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            12
         ITEM 5.  OTHER INFORMATION                                                                              12
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               12
SIGNATURES                                                                                                       13
EXHIBITS
         Exhibit Index                                                                                           14

         ITEM 1. FINANCIAL STATEMENTS

                        SYNTELLECT INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                          June 30,     December 31,
                                                                             2000          1999
                                                                             ----          ----
                                                                         (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                            $  5,856      $  6,185
      Marketable securities ($1,100 restricted)                               1,100         1,100
      Trade receivables, net of allowance for doubtful
         accounts of $605 and $784, respectively                             10,368         9,999
      Other receivables                                                       1,069         1,406
      Inventories, net                                                        1,361         2,041
      Prepaid expenses                                                          590           677
                                                                           --------      --------
           Total current assets                                              20,344        21,408
Property and equipment, net                                                   3,792         4,787
Other assets                                                                     --            29
                                                                           --------      --------
                Total assets                                               $ 24,136      $ 26,224
                                                                           ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

      Accounts payable                                                     $  2,092      $  1,873
      Accrued liabilities                                                     2,807         3,268
      Customer deposits                                                         776         3,238
      Deferred revenue                                                        3,934         2,914
      Capital lease obligations                                                  94           248
                                                                           --------      --------
           Total current liabilities                                          9,703        11,541

Capital lease obligations - less current portion                                 75           293
                                                                           --------      --------
                Total liabilities                                             9,778        11,834
                                                                           --------      --------

Shareholders' equity:
      Preferred stock, $.01 par value per share.
         Authorized 2,500,000 shares; no shares
         issued or outstanding                                                   --            --
      Common stock, $.01 par value per share. Authorized
         25,000,000 shares; issued 14,328,603 and
         13,889,487, respectively                                               143           139
      Additional paid-in capital                                             61,814        61,177
      Accumulated deficit                                                   (39,740)      (41,938)
      Accumulated other comprehensive income (loss)                            (142)          (32)
                                                                           --------      --------
                                                                             22,075        19,346
      Treasury stock, at cost, 2,502,432 and
         1,897,432 shares, respectively                                      (7,717)       (4,956)
                                                                           --------      --------
           Total shareholders' equity                                        14,358        14,390
                                                                           --------      --------
                Total liabilities and shareholders' equity                 $ 24,136      $ 26,224
                                                                           ========      ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)
                                   (unaudited)

                                                               Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                                     --------                        --------
                                                                2000            1999            2000            1999
                                                                ----            ----            ----            ----
Net revenues:
         Licenses and hardware                                  $5,268        $3,768           $11,331        $7,964
         Services                                                5,252         5,284            10,557        10,125
         Hosted services                                         1,541         1,960             2,891         4,171
                                                                ------        ------            ------        ------
                  Total net revenues                            12,061        11,012            24,779        22,260
Cost of revenues:
         Licenses and hardware                                   1,362         1,378             3,002         2,649
         Services                                                2,223         3,741             5,373         7,212
         Hosted services                                           986         1,386             2,047         2,794
                                                                ------        ------            ------        ------
                  Total cost of revenues                         4,571         6,505            10,422        12,655
                                                                ------        ------            ------        ------
Gross margin                                                     7,490         4,507            14,357         9,605
Operating expenses:
         Selling, general and administrative                     5,927         6,154            10,720        11,745
         Research and development                                  730         1,191             1,593         2,367
                                                                ------        ------            ------        ------
                  Total operating expenses                       6,657         7,345            12,313        14,112
                                                                ------        ------            ------        ------
Operating  income (loss)                                           833       (2,838)             2,044       (4,507)
Other income (expense), net:
         Interest income                                           117            76               175           177
         Other                                                      51            23              (21)             2
                                                                ------        ------            ------        ------
                  Total other income                               168            99               154           179
                                                                ------        ------            ------        ------
Income (loss) before income taxes                                1,001       (2,739)             2,198       (4,328)
         Income taxes                                                -             -                 -             -
                                                                ------        ------            ------        ------
                       Net income (loss)                       $ 1,001     $ (2,739)           $ 2,198      $(4,328)
                                                               =======     =========           =======      ========
Net income (loss) per common share - basic                       $ .08       $ (.20)              $.19       $ (.32)
                                                               =======     =========           =======      ========
Net income (loss) per common share - diluted                     $ .08       $ (.20)              $.17       $ (.32)
                                                               =======     =========           =======      ========
Weighted average shares - basic                                 11,793        13,448            11,820        13,476
Weighted average shares - diluted                               12,648        13,448            12,746        13,476
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment                    (201)         (118)             (110)         (165)
      Unrealized gain (loss) on marketable securities                -                             -
                                                                                 (2)                           (7)
                                                                ------        ------            ------        ------
Other comprehensive income (loss)                                (201)         (120)             (110)         (172)
                                                                ------        ------            ------        ------
Comprehensive income (loss)                                       $800      $(2,859)           $ 2,088      $(4,500)
                                                               =======     =========           =======      ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                                        --------
                                                                                                   2000             1999
                                                                                                   ----             ----
Cash flows from operating activities:
      Net income (loss)                                                                         $ 2,198            $(4,328)
           Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization                                                            954              1,223
           Provision for doubtful accounts                                                          204                701
           Provision for inventory obsolescence                                                     186                  -
           Increase in receivables                                                                 (573)            (1,214)
           Decrease in other receivables                                                            337                  -
           Decrease in inventories                                                                  494                414
           Increase (decrease) in accounts payable                                                  219               (117)
           Increase (decrease) in customer deposits                                              (2,462)               430
           Increase in deferred revenue                                                           1,020                757
           Increase (decrease) in accrued liabilities                                              (461)                28
           Change in other assets and liabilities                                                   116                240
                                                                                               --------          ---------
                Net cash provided by (used in) operating activities                               2,232             (1,866)
                                                                                               --------          ---------
Cash flows from investing activities:
      Purchase of marketable securities                                                               -             (6,545)
      Maturities of marketable securities                                                             -             10,534
      Proceeds from sale of property and equipment                                                  532                  -
      Purchase of property and equipment                                                           (491)              (933)
                                                                                               --------          ---------
                 Net cash provided by investing activities                                           41              3,056
                                                                                               --------          ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                                        641                 64
      Purchase of treasury stock                                                                 (2,761)              (195)
      Principal payments on long-term debt                                                         (372)              (130)
                                                                                               --------          ---------
                Net cash used in financing activities                                            (2,492)              (261)
                                                                                               --------          ---------
Effect of exchange rates on cash                                                                   (110)              (172)
                                                                                               --------          ---------
Net increase (decrease) in cash and cash equivalents                                               (329)               757
Cash and cash equivalents at beginning of period                                                  6,185              3,236
                                                                                               --------          ---------
Cash and cash equivalents at end of period                                                     $  5,856           $  3,993
                                                                                               ========           ========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                 $       23         $       35
                                                                                             ==========         ==========


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

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         REVENUE RECOGNITION

         Syntellect recognizes revenue from sales of systems and services in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

           INCOME TAXES

         The Company has not recorded income tax expense due to the utilization of Net Operating Loss Carry-forwards against which the Company had recorded a 100% valuation allowance.

(2)      BUSINESS SEGMENTS

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating segments. An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. The Company has two operating segments which are organized around differences in products and services: Systems, which includes Licenses and Hardware, Services and Patents; and Hosted Services ("HS):

Quarter  ended June 30, 2000                  SYSTEMS            HS              TOTAL
----------------------------                  -------            --              -----
 Revenues from customers                      $ 10,520       $  1,541          $ 12,061
 Depreciation and amortization                     335            150               485
 Segment income (loss) before taxes                935             66             1,001
 Expenditures for segment assets                   269             32               301

As at June 30,2000

Segment assets                                  20,373          3,763            24,136
Capital lease obligation                           169              -               169

Quarter  ended June 30, 1999                   SYSTEMS             HS             TOTAL
----------------------------                   -------             --             -----
 Revenues from customers                       $ 9,052       $  1,960          $ 11,012
 Depreciation and amortization                     496            116               612
 Segment income (loss) before taxes             (2,602)          (137)           (2,739)
 Expenditures for segment assets                   200            214               414

As at June 30,1999

Segment assets                                  24,524          3,946            28,470
Capital lease obligation                           555              -               555


Six months  ended June 30, 2000               SYSTEMS            HS              TOTAL
-------------------------------               -------            --              -----
 Revenues from customers                      $ 21,888       $  2,891          $ 24,779
 Depreciation and amortization                     654            300               954
 Segment income (loss) before taxes              2,525           (327)            2,198
 Expenditures for segment assets                   309            182               491


SIX MONTHS  ENDED JUNE 30, 1999                SYSTEMS             HS             TOTAL
-------------------------------                -------             --             -----
 Revenues from customers                      $ 18,089       $  4,171          $ 22,260
 Depreciation and amortization                     990            233             1,223
 Segment income (loss) before taxes             (4,301)           (27)           (4,328)
 Expenditures for segment assets                   511            422               933


(3)      INVENTORIES

         Inventories consist of the following:


                                                                                  June 30,       December 31,
                                                                                   2000               1999
                                                                                   ----               ----
                   Finished goods                                                 $ 328             $  705
                   Purchased components                                             701                611
                   Repair, warranty and maintenance inventory                     1,062              1,600
                                                                                  -----              -----
                                                                                  2,091              2,916
                   Less allowances for obsolescence                               ( 730)             ( 875)
                                                                                  -----              -----
                                                                                $ 1,361            $ 2,041
                                                                                =======            =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

         Net revenues for the quarter ended June 30, 2000 were $12.1 million, an increase of 9.5% from the $11 million reported for the second quarter of 1999. For the six-month period ended June 30, 2000, net revenues were $24.8 million, an increase of 11% from $22.3 million in the corresponding period in 1999. Net revenues consist of Licenses and Hardware, Services, and Hosted Services, which represented 44%, 44% and 12% of net revenues, respectively, for the quarter ended June 30, 2000, and 46%, 43%, and 11% of net revenues, respectively, for the six-month period ended June 30, 2000.

         Revenues from Licenses and Hardware increased $1.5 million, or 40%, over the comparable quarter and increased $3.4 million, or 42%, over the corresponding six-month period. Primary Licenses and Hardware sales include Vista(TM), an open standards-based Interactive Communications Management (ICM) software platform for enterprise customer call centers; VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; VocalPoint Interactive Services, providing computer telephony integration ("CTI") functionality; and Interactive Web Response ("IWR"). ICM, IVR, CTI and IWR are all products to help organizations handle large volumes of incoming telephone, fax and internet traffic. Generally, by interfacing with the organization's computers, they allow the originator of the call, fax or internet transmission to help themselves without operator assistance, or to request human assistance at any time. Legacy products include the Premier and Premier 030 proprietary IVR systems. The largest contributor to the increase in Licenses and Hardware revenues for the quarter was the Company's Vista ICM product with sales of $5 million, or 95% of Licenses and Hardware sales. For the six-month period ended June 30, 2000, Vista ICM product sales were $9 million, or 79% of Licenses and Hardware sales.

         Services Revenues were flat compared to the same quarter of the prior year, and increased $432,000, or 4% from the comparable six-month period. There are three components of Services Revenue: Applications and Installations, Maintenance, and Other Services, which includes patents.

         For the quarter, the Applications and Installations component of Services Revenues increased $246,000 or 11% over the prior year period, and for the six-month period increased $611,000 or 16% over the prior year period. The increases in both periods were due primarily to the strength of the Vista ICM product.

         For the quarter, the Maintenance component of Services Revenues decreased $491,000, or 19% from the prior year, and for the six-month period decreased $1,262,000, or 24% from the prior year. This was consistent with Company expectations because the Company had earlier advised customers that certain products were not Year 2000 compliant and would not be made so, causing some maintenance contracts not to be renewed. Additionally, the Company sold off its Dialer business in 1999 which included maintenance contracts. Another factor was the extension of warranty periods for some early Vista customers. The company expects the Maintenance component of Services Revenues to increase as Vista warranties end and Vista customers enter into maintenance contracts.

         For the quarter the Other Services component of Services Revenues increased $212,000, or 37% from the prior year, and for the six-month period the component increased $ 1.1 million or 106% from the prior year. The increase for the six-month period was due primarily to the settlement of a patent lawsuit in the first quarter. During the prior year's three and six-month periods, the Company had no revenues from settlements of patent lawsuits. The settlement related to economic rights maintained by the Company after the sale of a patent portfolio in 1997. The Company does not expect any further revenue related to the Company's former patent portfolio.

         Hosted Services Revenues decreased by $419,000, or 21%, quarter-over-quarter and $1.3 million, or 31%, from the comparable six-month period. The primary reason for the declines rests with the Company's Home Ticket, a pay-per-view service for cable television providers which is offered through SIS. The cable television industry has been deploying new order entry technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. This has resulted in a downward trend in transaction processing fees for the Company; a trend which is expected to continue. To offset the decline in pay-per-view services, Hosted Services has offered other out-sourced electronic capabilities including benefits enrollment, broadcast faxing, call center processing, audiotext, and dealer locators.

         International revenues for the second quarter of 2000 were $3.9 million, or 32% of total revenues, compared to $1.2 million, or 11%, for the second quarter of 1999. For the current quarter, Hardware and Licenses accounted for $3.3 million of the revenue, and Services accounted for $600,000. For the prior-year quarter, Hardware and Licenses accounted for $449,000 of the revenue, and Services accounted for $730,000. For the six-month period ended June 30, 2000, international revenues were $9.6 million, or 39% of total revenues, as compared to $3.3 million, or 15% for the prior-year period. For the current six-month period, Hardware and Licenses accounted for $8.4 million of the revenue, and Services accounted for $1.2 million. For the prior-year six-month period, Hardware and Licenses accounted for $1.9 million of the revenue, and Services accounted for $1.4 million. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations.

GROSS MARGIN

         The gross margin percentage for the quarter ended June 30, 2000 was 62% of net revenues compared to 41% in the comparable prior-year quarter. The gross margin percentage for the six months ended June 30, 2000 was 58% of net revenues as compared to 43% in the comparable year ago period.

         Licenses and Hardware gross margins for the quarter increased to 74% from 63% in the prior-year period. For the six-month period, gross margins on Licenses and Hardware increased to 74% from 67% in the prior year period. The increases in gross margin in both periods were due primarily to decreases in the content of relatively lower margin third party licenses and material.

         Gross margins on Services for the quarter increased to 58% from 29% in the prior year period, and for the six-month period increased to 49% from 29%. The increase in margins for the three-month period was primarily due to reductions in headcount and outside contractor expense. For the six-month period the increase in margins was due to reductions in headcount and outside contractor expense, and to some relatively high margin revenue from the settlement of a patent lawsuit in the first quarter. There were no such patent lawsuit settlements during the first six months of the prior year.

         Gross margins on Hosted Services for the quarter increased to 36% from 29% in the prior-year quarter, and decreased to 29% from 33% in the prior-year six-month period. Hosted Services margins for the three-month period of the current year benefited from headcount and other cost reductions that took effect in the period. For the six-month period margins suffered as sales were declining faster than costs during the first three months of the year.

         Gross margins on international revenues were 73% for the quarter compared to 63% in the prior-year period and 66% for the six-month period, compared to 74% in the prior-year six-month period.

         The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the second quarter and the first six months of 2000 are not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

         Operating expenses for the second quarter of 2000 were $6.7 million, a decrease of $688,000, or 9%, from the prior-year quarter. Included in the current quarter's expenses are non-recurring charges of nearly $400,000 for the relocation of Phoenix operations and corporate headquarters to a facility which is smaller and better suited to the Company's operations. The comparable quarter of the prior year was affected by a non-recurring accrual of $640,000 for severance pay associated with employees who left during that quarter in part due to the consolidation of the corporate structure, and to moving the corporate headquarters to Phoenix. Additionally, during the prior year's quarter, the Company added $500,000 to the reserve for doubtful accounts, primarily due to certain disputes with domestic accounts. For the six-month period ended June 30, 2000, operating expenses were $12.3 million, a decrease of $1.8 million, or 13%, from the prior-year period. The reductions in operating expenses for the six-month period were primarily the result of the cost reductions that took place during the second quarter of the prior year.

         Selling, general and administrative ("SG&A") expenses decreased $227,000, or 4%, from the comparable quarter and $1 million, or 9%, from the corresponding six-month period. Taking non-recurring expenses into consideration for both the current and prior year periods, SG&A expenses for the quarter increased $513,000, or 10% over the prior-year quarter, and decreased $285,000 or 3% from the prior-year six-month period. The increase for the quarter was due primarily to increases headcount, especially in sales and marketing.

         Research and development expenses for the second quarter of 2000 decreased $461,000, or 39%, from the prior-year quarter and decreased by $774,000, or 33%, from the comparable six-month period. The spending decreases are primarily the result of the Company's transformation from being a hardware and software company to being primarily a software company. However, the Company believes that R&D spending will probably increase in future periods.

NET INCOME (LOSS)

         Syntellect reported net income of $1.0 million, or $.08 per diluted share, for the second quarter of 2000, compared to a net loss of $2.7 million, or $(.20) per share for the prior-year quarter. For the six-month period ended June 30, 2000, the Company reported net income of $2.2 million, or $.17 per diluted share, compared to a net loss of $4.3 million, or $(.32) per share for the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

         For the first six months of 2000, the Company had net income of $2.2 million. After adjustment for non-cash activities and the changes in certain balance sheet items, the Company's operations provided positive cash flows of $2.2 million compared to negative cash flows of $1.9 million in the same period of 1999. An increase in accounts receivable and decreases in customer deposits and accrued liabilities were offset by decreases in other receivables and inventories, and by the increases in accounts payable and deferred revenues, and the effects of the non-cash items depreciation, provision for doubtful accounts, and provision for inventory obsolescence.

         Cash flows from investing activities provided $41,000 during the period. The sale of property and equipment provided $532,000, while the purchase of property and equipment used $491,000.

         Cash used in financing activities totaled $2.5 million for the period. Proceeds from the issuance of common stock totaled $641,000, while the purchase of treasury stock used $2.8 million, and the repayment of long-term debt used $372,000.

         Syntellect had working capital of $10.6 million at June 30, 2000, as compared to $9.9 million at December 31, 1999. The current ratio was 2.1:1 and 1.85:1 on such dates, respectively. Cash, cash equivalents and marketable securities at the end of the first quarter totaled $7.0 million as compared with $7.3 million at year end.

         Syntellect expects that its current cash and cash equivalents, combined with future cash flows from operating activities, will be sufficient to support the Company's operations for the remainder of 2000. The Company has letters of credit totaling $1.1 million pledged as security deposits for the Company's facilities in Phoenix and Chicago. These letters of credit are secured by a U.S. Treasury security held in the Company's available-for-sale portfolio and a bank certificate of deposit which are restricted as to disposal by the letters of credit agreements.

         On November 5, 1999, the Board of Directors of Syntellect approved the stock buyback plan to purchase up to one million shares of the Company's common stock over a one year period. On August 8, 2000, the Board of Directors of Syntellect increased the authorization by 500,000 shares and extended the buyback period one year. As of August 11, 2000, the Company had repurchased 729,800 shares.

OPERATING BUSINESS SEGMENTS

         An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. The Company has two operating segments which are organized around differences in products and services:
Systems, which includes Licenses and Hardware, and Services; and Hosted Services. (see Note 2).

         Systems is the operating segment which has products and services including IVR, IWR, CTI, and maintenance. Additionally, this segment held the Company's patent portfolio. In October 1997, the Company sold the patent portfolio to a third party for $10 million. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. Revenues from customers include payments for settlement of patent lawsuits. The Company recognized $775,000 in revenue in the six months ended June 30, 2000 from a patent lawsuit, but had no such revenue in the prior-year period. The Company does not expect any further patent related revenue.

         Hosted Services is the operating segment which has products and services including Home Ticket Pay-Per-View, Hot Spots, Call Redirect, Cyberstats, and a variety of out-sourced electronic capabilities such as benefits enrollment and broadcast faxing.

YEAR 2000

         Many currently installed computer systems and software products were coded to accept only two-digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. Although the Company is not aware of any material Year 2000 issues at this time, Year 2000 problems may occur or may be made known to the Company in the future. Year 2000 issues may possibly affect software solutions developed by the Company or third-party software incorporated into the Company's solutions. The Company generally does not guarantee that the software licensed from third parties by the Company's clients is Year 2000 compliant, but the Company does sometimes warrant that solutions written and developed by the Company are Year 2000 compliant.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 1, 2000. As indicated in the Company's proxy statement, four proposals were presented for stockholder approval.

         The first proposal was the re-election of Anthony V. Carollo and Michael D. Kaufman as directors of the Company for three-year terms. There were no other nominees. The election results were as follows:

                                                              Voted For         Withheld
                                                              ---------         --------
                           Anthony V. Carollo                 10,170,299          966,416
                           Michael D. Kaufman                 10,170,299          966,416

         The second proposal approved an amendment to the Company's 1995 Long-term Incentive Plan to increase the number of shares of Company common stock authorized for issuance thereunder from 1,500,000 to 2,100,000. The amendment was approved by the following vote: 5,536,013 shares voted for approval; 1,124,816 shares voted against the proposal; and 31,285 shares abstained.

         The third proposal approved an amendment to the Company's Non-employee Director Stock Plan to increase from 2,000 to 5,000 the number of shares for which options are granted to the Company's directors annually. The amendment was approved by the following vote: 10,634,271 shares voted for approval; 465,859 voted against the proposal; and 45,585 shares abstained.

         The fourth proposal concerned the ratification of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. The proposal was approved by the following vote: 11,099,309 shares voted for approval; 11,350 shares voted against the proposal; and 26,056 shares abstained.

         In addition to the foregoing proposals, a related matter arose shortly before the annual meeting, and was presented to the meeting for approval. This proposal approved an amendment to the Company's 1995 Long-term Incentive Plan to delete the limitation on the number of options that may be granted to any individual participant. Pursuant to the discretion granted the proxy holders, the amendment was approved by the following vote: 11,099,309 shares voted in favor of the proposal; no shares were voted against the proposal and no shares abstained.

ITEM 5: OTHER INFORMATION

AUDIT COMMITTEE CHARTER

         The annual meeting of the Board was held immediately following the annual meeting of the stockholders. Among other matters, the Board adopted a charter for the Audit Committee, which is attached to this report as Exhibit 3(III). The Audit Committee Charter provides basic guidelines for the conduct of the responsibilities of the Audit Committee and establishes a general framework in which those responsibilities will be implemented.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           Exhibit 3(III) -- Audit Committee Charter
                           Exhibit 11 -- Computation of net income per share
                           Exhibit 27.1 -- Financial Data Schedule-2000

         b)       Reports on Form 8-K

                           No current reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SYNTELLECT INC.


Date:  August 11, 2000             By:  /s/    Timothy P. Vatuone
                                        -------------------------
                                        Timothy P. Vatuone
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer


                                   By:  /s/    Keith A. Pekkala
                                        -------------------------
                                        Keith A. Pekkala
                                        Vice President and Controller,
                                        (Principal Accounting Officer)

EXHIBIT INDEX

         Exhibit 3(III)  --  Audit Committee Charter

         Exhibit 11  --  Computation of net income per share

         Exhibit 27.1  --  Financial Data Schedule-2000