Form 10-Q
period 2000-09-30
SYNTELLECT INC
filed 2000-11-14
CIK 758830

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

                For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

                        Commission File Number: 0-18323

                                 SYNTELLECT INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


    Delaware                                          86-0486871
------------------                                    ----------
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

     11,337,174 shares of common stock, $.01 par value per share, were outstanding on November 10, 2000.


================================================================================

                        SYNTELLECT INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                                Page
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999                3

                  Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended
                           September 30, 2000 and September 30, 1999                                              4

                  Condensed Consolidated Statements of Cash Flows  -
                           Nine Months Ended September 30, 2000 and September 30, 1999                            5

                    Notes to Condensed Consolidated Financial Statements                                          6

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           8

         ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                      11



PART II.  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                                                              12

SIGNATURES                                                                                                      13

EXHIBITS

         Exhibit Index                                                                                          14

ITEM 1.  FINANCIAL STATEMENTS

                        SYNTELLECT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                      September 30,           December 31,
                                                                                            2000                  1999
                                                                                            ----                  ----
                                                                                         (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                                        $  7,139          $  6,185
         Marketable securities ($100 and $1,100 restricted in 2000 and 1999,
                  respectively)                                                              1,100             1,100
         Trade receivables, net of allowance for doubtful accounts of $702 and
               $784, respectively                                                           10,987             9,999
         Other receivables                                                                     748             1,406
         Inventories, net                                                                    1,085             2,041
         Prepaid expenses                                                                      683               677
                                                                                           -------           -------
                  Total current assets                                                      21,742            21,408

Property and equipment, net                                                                  4,103             4,787
Other assets                                                                                   313                29
                                                                                        ----------         ---------
                  Total Assets                                                             $26,158           $26,224
                                                                                           =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                                   $2,677            $1,873
         Accrued liabilities                                                                 2,722             3,268
         Customer deposits                                                                     985             3,238
         Deferred revenue                                                                    3,761             2,914
         Capital lease obligations                                                             137               248
                                                                                         ---------         ---------
Total current liabilities                                                                   10,282            11,541

Capital lease obligations - less current portion                                               365               293
                                                                                         ---------         ---------
                  Total liabilities                                                         10,647            11,834
                                                                                         ---------         ---------
Shareholders' equity:
         Preferred stock, $.01 par value per share. Authorized 2,500,000 shares;
               no shares issued or outstanding                                                   -                 -
         Common stock, $.01 par value per share. Authorized 25,000,000 shares;
               issued, 14,418,586 and 13,889,487, respectively                                 144               139
         Additional paid-in capital                                                         62,076            61,177
         Accumulated deficit                                                               (38,709)          (41,938)
         Accumulated other comprehensive loss                                                 (283)              (32)
                                                                                          ---------         ---------
                                                                                            23,228            19,346
         Treasury stock, at cost, 2,502,432 and 1,897,432 shares, respectively              (7,717)           (4,956)
                                                                                          ---------         ---------

                  Total shareholders' equity                                                15,511            14,390
                                                                                          --------          --------

                  Total liabilities and shareholders' equity                               $26,158           $26,224
                                                                                           =======           =======


     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                September 30,
                                                                         -------------                -------------
                                                                      2000          1999           2000          1999
                                                                      ----          ----           ----          ----
Net revenues:
         Licenses and hardware                                       $6,125         $4,651       $17,456       $12,615
         Services                                                     4,945          7,428        15,502        17,554
         Hosted services                                              1,354          1,978         4,245         6,149
                                                                      -----          -----         -----         -----
                  Total net revenues                                 12,424         14,057        37,203        36,318

Cost of revenues:
         Licenses and hardware                                        1,443          1,608         4,445         4,256
         Services                                                     2,373          3,642         7,745        10,855
         Hosted services                                                988          1,168         3,035         3,962
                                                                        ---          -----         -----         -----
                  Total cost of revenues                              4,804          6,418        15,225        19,073
                                                                      -----          -----        ------        ------
                  Gross margin                                        7,620          7,639        21,978        17,245

Operating expenses:
         Selling, general and administrative                          5,933          4,978        16,654        16,724
         Research and development                                       738          1,075         2,332         3,442
                                                                        ---          -----         -----         -----
                  Total operating expenses                            6,671          6,053        18,986        20,166
                                                                      -----          -----        ------        ------

Operating income (loss)                                                 949          1,586         2,992       (2,921)

Other income (expense), net:
         Interest income                                                 70             54           245           231
         Other                                                           12            493           (8)           495
                                                                         --            ---           ---           ---
                  Total other income                                     82            547           237           726
                                                                         --            ---           ---           ---

Income (loss) before income taxes                                     1,031          2,133         3,229       (2,195)

         Income taxes                                                     -              -             -             -
                                                                    -------        -------      --------      --------

         Net income (loss)                                          $ 1,031        $ 2,133        $3,229      $(2,195)
                                                                    =======        =======        ======      ========

Net income (loss) per common share - basic                           $ 0.09         $ 0.16        $ 0.27      $ (0.16)
                                                                     ======         ======        ======      ========

Net income (loss) per common share - diluted                         $ 0.08         $ 0.16        $ 0.25      $ (0.16)
                                                                     ======         ======        ======      ========

Weighted average shares - basic                                      11,894         13,170        11,845        13,373


Weighted average shares - diluted                                    13,047         13,550        12,856        13,373

Other comprehensive income (loss):
      Foreign currency translation adjustment                         (141)            152         (251)          (14)
      Unrealized loss on marketable securities                            -              -             -           (6)
                                                                    -------        -------      --------      --------
Other comprehensive income (loss)                                     (141)            152         (251)          (20)
                                                                    -------        -------      --------      --------
Comprehensive income (loss)                                           $ 890        $ 2,285        $2,978      $(2,215)
                                                                      =====        =======        ======      ========

     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                   2000                1999
                                                                                                   ----                ----
Cash flows from operating activities:
         Net income (loss)                                                                      $ 3,229             $(2,195)
         Adjustments to reconcile net income (loss) to net cash
              provided by (used in) operating activities:
                  Depreciation and amortization                                                   1,352               1,864
                  Provision for doubtful accounts                                                   316                 821
                  Decrease in provision for inventory obsolescence                                 (117)                  -
                  Increase in receivables                                                        (1,304)             (2,670)
                  Decrease in other receivables                                                     658                   -
                  Decrease in inventories                                                         1,073                 714
                  Increase (decrease) in accounts payable                                           804                (931)
                  Increase (decrease) in accrued liabilities                                       (546)                827
                  Increase (decrease) in customer deposits                                       (2,253)              1,510
                  Increase in deferred revenues                                                     847                 176
                  Change in other assets and liabilities                                           (291)                199
                                                                                                  ------                ---
                       Net cash provided by operating activities                                  3,768                 315
                                                                                                  -----                 ---

Cash flows from investing activities:
         Purchase of marketable securities                                                            -             (11,627)
         Maturities of marketable securities                                                          -              16,235
         Sale of property and equipment                                                             534                   -
         Purchase of property and equipment                                                        (839)             (1,202)
                                                                                                   -----             -------
                       Net cash provided (used) by investing activities                            (305)              3,406
                                                                                                 -------            -------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                                     904                 190
         Purchase of treasury stock                                                              (2,761)             (3,500)
         Principal payments on capital lease obligations                                           (401)               (198)
                                                                                                --------            --------
                       Net cash used in financing activities                                     (2,258)             (3,508)
                                                                                               ---------           ---------

Effect of exchange rates on cash                                                                   (251)                (20)
                                                                                               ---------            --------

Net increase in cash and cash equivalents                                                           954                 193

Cash and cash equivalents at beginning of period                                                  6,185               3,236
                                                                                                  -----             -------

Cash and cash equivalents at end of period                                                     $  7,139            $  3,429
                                                                                               ========            ========

Supplemental disclosure of cash flow information:
         Cash paid for interest                                                                $     26            $     52
                                                                                               ========            ========

Non-cash Investing and Financing Activities
         Property and equipment acquired under capital lease                                  $     362             $     -
                                                                                              =========             =======


     See accompanying notes to condensed consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     REVENUE RECOGNITION

     Syntellect recognizes revenue from sales of systems and services in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

     INCOME TAXES

     The Company has not recorded income tax expense due to the utilization of Net Operating Loss Carry-forwards against which the Company has recorded a 100% valuation allowance.


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


Quarter ended September 30, 2000                    SYSTEMS          HS            TOTAL
--------------------------------                    -------          --            -----
 Revenues from customers                           $ 11,070     $  1,354       $ 12,424
 Depreciation and amortization                          247          150            397
 Segment income                                       1,067          (36)         1,031
 Expenditures for segment assets                        348            -            348

As at September 30, 2000
Segment assets                                       22,530        3,628         26,158
Capital lease obligation                                502            -            502

Quarter ended September 30, 1999                    SYSTEMS           HS          TOTAL
--------------------------------                    -------           --          -----
 Revenues from customers                           $ 12,079     $  1,978       $ 14,057
 Depreciation and amortization                          524          116            640
 Segment income (loss)                                2,032          101          2,133
 Expenditures for segment assets                        243          147            390

As at September 30, 1999
Segment assets                                       24,265        3,848         28,113
Capital lease obligation                                608            -            608


Nine months ended September 30, 2000               SYSTEMS          HS            TOTAL
------------------------------------               -------          --            -----
 Revenues from customers                           $ 32,958     $  4,245        $ 37,203
 Depreciation and amortization                          902          450           1,352
 Segment income (loss)                                3,592         (363)          3,229
 Expenditures for segment assets                        658          181             839




Nine months ended September 30, 1999
 Revenues from customers                           $ 30,169     $  6,149        $ 36,318
 Depreciation and amortization                        1,514          350           1,864
 Segment income (loss)                               (2,269)          74          (2,195)
 Expenditures for segment assets                        633          569           1,202


      Net revenues, by geographic area, are as follows:

                            Three Months Ended September 30,       Nine Months Ended September 30,
                            --------------------------------       -------------------------------
Geographic Area                 2000               1999                2000                1999
---------------                 ----               ----                ----                ----
United States                  9,439              11,082               24,598             30,019
United Kingdom                 2,464               2,459               11,689              5,783
Other                            521                 516                  916                516
                                 ---                 ---                  ---                ---
                              12,424              14,057               37,203             36,318
                              ======              ======               ======             ======

     No single customer accounted for more than 10% of the Company's revenues during the nine-month periods ended September 30, 2000 or 1999.

     Net long lived assets, by geographic area, at September 30:


Geographic Area                2000      1999
---------------              -------   --------
United States                $ 3,994   $ 4,576
United Kingdom                   109       211
                             -------   -------
                             $ 4,103   $ 4,787
                             =======   =======


(3)  INVENTORIES

     Inventories consist of the following:

                                                 September 30,      December 31,
                                                      2000             1999
                                                   -------            -------

  Finished goods                                    $  263             $  705
  Purchased components                                 297                611
  Repair, warranty and maintenance inventory           790              1,600
                                                   -------            -------
                                                     1,350              2,916
  Less allowances for obsolescence                    (265)              (875)
                                                   -------            -------
                                                   $ 1,085            $ 2,041
                                                   =======            =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

     Net revenues for the quarter ended September 30, 2000 were $12.4 million, a decrease of $1.6 million, or 12%, from the comparable prior quarter of 1999 when revenues benefited from a $2.4 million patent infringement lawsuit settlement. For the nine-month period ended September 30, 2000, net revenues were $37.2 million, an increase of 2% from $36.3 million for the corresponding period in 1999. Net revenues consist of Licenses and Hardware, Services, and Hosted Services, which represented 49%, 40%, and 11% of net revenues, respectively, for the quarter ended September 30, 2000, and 47%, 42%, and 11% of net revenues, respectively, for the nine-month period ended September 30, 2000.

     Licenses and Hardware revenue increased $1.5 million, or 32%, over the comparable quarter, and increased $4.8 million, or 38%, over the corresponding nine-month period. Primary Licenses and Hardware sales include Vista(TM), an open standards-based Interactive Communications Management ("ICM") software platform for enterprise customer call centers; VocalPoint, an open architecture Interactive Voice Response ("IVR") platform; VocalPoint Interactive Services, providing computer telephony integration ("CTI") functionality; and Interactive Web Response ("IWR"). ICM, IVR, CTI and IWR are all products designed to help organizations handle large volumes of incoming telephone, fax and internet traffic. Generally, by interfacing with the organization's computers, these products allow the originator of the call, fax, or internet transmission to help themselves without operator assistance, or to request human assistance at any time. Legacy products include the Premier and Premier 030 proprietary IVR systems. The largest contributor to the increase in Licenses and Hardware revenues for the quarter was the Company's Vista ICM product with sales of $5.4 million, or 89% of Licenses and Hardware sales. For the nine-month period ended September 30, 2000, Vista ICM product sales were $14.4 million, or 83% of Licenses and Hardware sales.

     Services revenues decreased $2.5 million, or 33%, from the same quarter of the prior year when such revenues were augmented by the aforementioned $2.4 million patent infringement lawsuit settlement, and decreased $2.1 million, or 12% from the comparable nine-month period.

     For the quarter, the Applications and Installations component of Services revenues increased $240,000 or 13% over the prior-year period, and for the nine-month period increased $1.2 million or 22% over the prior-year period. The increases in both periods were due primarily to the strength of the Vista ICM product.

     For the quarter, the Maintenance component of Services revenues increased $343,000, or 17% from the prior-year, and for the nine-month period decreased $920,000, or 12% from the prior year. The improvement in the current quarter's maintenance numbers was expected as extended warranties given to early Vista customers are expiring and these customers are entering into maintenance contracts. The current nine-month maintenance revenues are lower in comparison to the prior year's primarily because of the extended Vista warranties and because the Company sold its Dialer business in the third quarter of 1999 which included maintenance contracts. In addition, some maintenance contracts which were in force during 1999 were not renewed as the Company had earlier announced that certain products covered by the contracts were not Year 2000 compliant and would not be made so.

     For the quarter, the Other Services component of Services revenues decreased $3 million, or 89% from the prior year, and for the nine-month period the component decreased $ 2.3 million or 50% from the prior year. The difference for the quarter was due primarily to the aforementioned $2.4 million patent infringement settlement in the comparable quarter in 1999. The difference in the nine-month periods was also due primarily to patent infringement settlements; $775,000 in 2000, compared to $2.4 million in 1999. The Company does not expect any further revenue related to the Company's former patent portfolio.

     Hosted Services revenues decreased by $624,000, or 32%, quarter-over-quarter and $1.9 million, or 31%, from the comparable nine-month period. The primary reason for the declines rests with the Company's Home Ticket, a pay-per-view service for cable television providers which is offered through SIS. The cable television industry has been deploying new order entry technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. This has resulted in a downward trend in transaction processing fees for the Company; a trend which is expected to continue. To offset the decline in pay-per-view services, the Company is offering other hosted services including benefits enrollment, broadcast faxing, call center processing, audio-text, and dealer locator services; however, there can be no assurances as to whether, or when, such efforts will wholly supplant declining pay-per-view revenues.

     International revenues for the third quarter of 2000 were $3.0 million, or 24% of total revenues, compared to $3.0 million, or 21%, for the third quarter of 1999. For the current quarter, Hardware and Licenses accounted for $2.1 million of the revenue, and Services accounted for $855,000. For the prior-year quarter, Hardware and Licenses accounted for $2.4 million of the revenue, and Services accounted for $604,000. For the nine-month period ended June 30, 2000, international revenues were $12.6 million, or 34% of total revenues, as compared to $6.3 million, or 17% for the prior-year period. For the current nine-month period, Hardware and Licenses accounted for $10.5 million of the revenue, and Services accounted for $2.1 million. For the prior-year nine-month period, Hardware and Licenses accounted for $4.3 million of the revenue, and Services accounted for $2.0 million. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations.


GROSS MARGIN

     The gross margin percentage for the quarter ended September 30, 2000 was 61% of net revenues, compared to 54% in the comparable prior-year quarter. The gross margin percentage for the nine months ended September 30, 2000 was 59% of net revenues as compared to 47% in the prior-year period.

     The gross margin percentage for Licenses and Hardware Sales in the quarter ended September 30, 2000 increased to 76% from 65% in the prior year period. For the nine-month period, the gross margin percentage on Licenses and Hardware Sales was 75% compared to 66% in the prior-year period. The improved margins for both periods were primarily due to decreases in the content of relatively lower margin third party licenses and material.

     The gross margin percentage on Services increased to 52% from 51% in the comparable quarter, and increased to 50% from 38% in the comparable nine-month period. Services margins, less the contributions of patent lawsuit settlements, increased to 52% from 43% in the comparable quarter, and increased to 48% from 33% in the comparable nine-month period. The increased margins were due primarily to reductions in headcount and outside contractor expense.

     The gross margin percentage for Hosted Services decreased to 27% from 41% in the comparable quarter, and decreased to 29% from 36% in the comparable nine-month period. Hosted Services margins for the current three and nine-month periods declined on reduced sales primarily due to the relatively fixed nature of Service Bureau costs.

     The Company includes those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the third quarter and the first nine months of 2000 are not necessarily indicative of the results to be expected for the full year.


OPERATING EXPENSES

     Operating expenses for the third quarter of 2000 were $6.7 million, an increase of $600,000, or 10%, from the prior year quarter. For the nine month period ended September 30, 2000, operating expenses were $19 million, a decrease of $1.2 million, or 6%, from the prior year period.

     Selling, general and administrative expenses increased $955,000, or 19%, from the comparable quarter and decreased $70,000, or less than one percent from the corresponding nine month period. The increase for the three-month period was due primarily to increased headcount in administration and domestic sales, employee incentives, desktop software, and occupancy costs related to the Company's move of its headquarters to a more suitable facility.

     Research and development expenses for the third quarter of 2000 decreased $337,000, or 31%, from the prior year quarter and decreased by $1.1 million, or 32%, from the comparable nine month period. The spending decreases are primarily the result of the Company's transformation from being a hardware and software company to being primarily a software company. However, the Company believes that R&D spending will probably increase in future periods.

OTHER INCOME

     Apart from the interest portion, Other Income for the current three and nine-month periods was minimal compared to the prior-year periods which benefited from a $509,000 gain from the sale of the Company's predictive dialer product line during the third quarter of 1999.

NET INCOME (LOSS)

     Syntellect reported net income of $1.0 million, or $0.08 per diluted share, for the third quarter of 2000, compared to net income of $2.1 million, or $0.16 per diluted share, for the prior year quarter. For the nine-month period ended September 30, 2000, the Company reported net income of $3.2 million, or $0.25 per diluted share, compared to a net loss of $2.2 million, or $(0.16) per share, for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     For the first nine months of 2000, the Company had net income of $3.2 million. After adjustment for non-cash activities and the changes in certain balance sheet items, the Company's operations provided positive cash flows of $3.8 million compared to cash flows of $315,000 in the same period of 1999. An increase in accounts receivable and decreases in customer deposits and accrued liabilities were more than offset by decreases in other receivables and inventories, and by the increases in accounts payable and deferred revenues, and the effects of the non-cash items depreciation, provision for doubtful accounts, and provision for inventory obsolescence.

     Investing activities used $305,000 during the period. The sale of property and equipment provided $534,000, while cash used in the acquisition of fixed assets totaled $839,000.

     Cash used in financing activities totaled $2.3 million for the period. Proceeds from the issuance of common stock totaled $904,000; while the purchase of treasury stock used $2.8 million, and principal payments on capital lease obligations used $401,000.

     Syntellect had working capital of $11.4 million at September 30, 2000, as compared to $9.9 million at December 31, 1999. The current ratio was 2.1:1 and 1.85:1 on such dates, respectively. Cash, cash equivalents and marketable securities at the end of the third quarter totaled $8.2 million as compared with $7.3 million at year end.

     Syntellect believes that its current cash, cash equivalents and marketable securities, combined with future cash flows from operating activities, and its borrowing capacity are sufficient to support the Company's operations for the next twelve months. On October 11, 2000 the Company entered into a one-year credit agreement with a bank for a $4 million revolving line of credit for general corporate purposes with all of the Company's assets as collateral. The loan agreement contains various restrictions on the Company, including limitations on the incurrence of additional debt, and restrictions on the Company's ability to repurchase Company stock, make acquisitions, or consolidate or merge into any other entity. In addition, the loan agreement contains certain financial covenants, including a minimum interest coverage ratio, a minimum liquidity ratio, and a maximum funded senior debt to EBITDA ratio. The Company has a $100,000 letter of credit pledged as a security deposit for the Company's facility in Chicago, Illinois. This $100,000 letter of credit is secured by a bank certificate of deposit and accordingly, this bank certificate of deposit is restricted as to disposal by the letter of credit agreement.

     In November, 1999, the Board of Directors approved a stock buyback plan to purchase up to one million shares of the Company's stock over a one-year period. On August 8, 2000 the Board of Directors approved the buyback of an additional 500,000 shares under the plan, and extended the buyback period to August 8, 2001. As of November 10, 2000, the Company had purchased a total of 1,415,000 shares under the plan.




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

     Systems is the operating segment which has products and services including IVR, IWR, CTI, and maintenance. Additionally, this segment held the Company's patent portfolio. In October 1997, the Company sold the patent portfolio to a third party for $10 million. As additional consideration under the agreement, the Company retained certain economic rights, including the right to pursue certain litigation against third parties. Service revenues include payments for settlement of patent lawsuits. The Company recognized $775,000 in revenue in the nine months ended September 30, 2000 from a patent lawsuit, and had $2.4 million of such revenue in the prior-year period. The Company does not expect any further patent related revenue.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

     The Company invoices all international customers in U. S. dollars except customers of the Company's United Kingdom ("U.K.") subsidiary which are invoiced in pounds sterling. The U.K. subsidiary's financials including balance sheet, revenue, and operating expenses are transacted in pounds sterling. Therefore, the Company's exposure to foreign currency exchange rate risk occurs when translating the financial results of the U.K. subsidiary to U.S. dollars in consolidation. At this time, the Company does not use instruments to hedge its foreign exposure in the U.K. because the effects of foreign exchange rate fluctuations are not material.

PART II. OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               Exhibit 11 - - Computation of net income per share
               Exhibit 27.1 - - Financial Data Schedule-2000

     b)   Reports on Form 8-K

               No current reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SYNTELLECT INC.

Date:  November 13, 2000              By:  /s/    Timothy P. Vatuone
                                           -------------------------------------
                                      Timothy P. Vatuone
                                      Vice President, Chief Financial Officer,
                                      Secretary and Treasurer


                                      By:  /s/    Keith A. Pekkala
                                           -------------------------------------
                                      Keith A. Pekkala
                                      Vice President and Controller, Assistant
                                      Secretary (Principal Accounting Officer)

EXHIBIT INDEX



               Exhibit 11 - - Computation of net income per share

               Exhibit 27.1 - - Financial Data Schedule-2000