Form 10-K
period 2000-12-31
SYNTELLECT INC
filed 2001-04-02
CIK 758830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to _________

                         Commission file number: 0-18323

                               SYNTELLECT(R) INC.
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                                     86-0486871
           (State or other jurisdiction of              (IRS Employer Identification No.)
           incorporation or organization)



          16610 North Black Canyon Highway
                     Suite 100,
                     Phoenix, AZ                                         85053
      (Address of principal executive offices)                        (Zip Code)

                                 (602) 789-2800
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold as of March 20, 2001, was $23,649,031.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

       11,204,546 shares of Common Stock outstanding as of March 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Materials from the Registrant's Proxy Statement relating to its 2001 Annual Meeting of Stockholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I

   ITEM 1.       BUSINESS...............................................................................       1
                 General
                 Historical Development of the Company
                 Industry and Market Background
                 Products
                 Sales and Marketing
                 Product Development
                 Manufacturing and Suppliers
                 Backlog
                 Proprietary Rights and Intellectual Property
                 Employees
                 Executive Officers of the Registrant
   ITEM 2.       PROPERTIES.............................................................................      11
   ITEM 3.       LEGAL PROCEEDINGS......................................................................      11
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................      11

PART II

   ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS....................................................................      11
   ITEM 6.       SELECTED FINANCIAL DATA................................................................      12
   ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS..............................................................      13
    ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................      17
                 Interest Rate Risk
                 Foreign Currency Exchange Rate Risk
                 Additional Cautionary Factors That May Affect Future Results
   ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................      22
   ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE....................................................      41

PART III

   ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................      41
   ITEM 11.      EXECUTIVE COMPENSATION.................................................................      41
   ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.............................................................................      41
   ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................      41

PART IV

   ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K...............................................................................      41

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

      Syntellect Inc. (together with its subsidiaries, collectively, the "Company," which may also be referred to as the "Registrant," "we," "us," or "our") develops, markets and implements voice, Internet and call processing software and services to large and mid-sized commercial, industrial and government entities through a worldwide direct and indirect distribution network. Through our flagship product, Vista, a client-server, open, standards-based, NT-Java software platform, we offer customizable software applications including Interactive Voice Response ("IVR"), Automatic Speech Recognition ("ASR"), Vocalpoint Interactive Web Response(R) ("IWR"), and Computer Telephony Integration ("CTI"). With the foundation of these products and capabilities, collectively known as Vista Interactive Media Response ("IMR"), we create enterprise-wide voice portals. These voice portals harness the power of the Internet as well as of wired and wireless telephones, using natural language voice commands, for unassisted, self-service access to applications, information, and transactions between an enterprise and its customers, employees, suppliers, partners and investors.

      We also own and operate an interactive transaction-based Hosted Services center for our customers who prefer to outsource their voice processing or web transaction-based applications completely or in conjunction with their premises-based installation. Our Hosted Services include, for example, cable and satellite pay-per-view orders, employee benefits enrollment, and utility outage applications. This combination of hosted and on-premises voice portals, built upon a single software platform, gives us a unique market position. We also provide a single source for system implementation and on-going system lifecycle support through our professional services organization including consulting services in the areas of speech recognition, speech application design, analysis and development, as well as installation, integration, and after-sale support. As of February 28, 2001, we employed a total of 294 individuals. In addition to our primary office facilities in Phoenix, we maintain five sales and support offices in the United States and one each in London, Amsterdam and Stockholm.


HISTORICAL DEVELOPMENT OF THE COMPANY

     We were founded in 1984, and became an early pioneer in the Interactive Voice Response industry. By 1995 we had become the fourth largest provider of IVR technologies in North America and the largest IVR provider in Europe. Virtually all of our growth during this period was attributable to our proprietary IVR systems (known as Infobot(R) and Premier). In the early 1990's, the IVR industry experienced a major shift in product demand as the market began to move from proprietary hardware and software applications to advanced, open architecture products. These products increased functionality with a wider range of options for self-service including telephones using speech recognition, personal computers linked to the Internet, faxes, pagers and mobile phones. In 1993, we introduced our first open architecture product, the VocalPoint(R) IVR, and announced the phase-out of our older proprietary systems.

     On March 14, 1996, we acquired Pinnacle Investment Associates Inc. ("Pinnacle") in a transaction accounted for as a pooling of interests transaction. Pinnacle subsequently merged into its wholly-owned subsidiary, Telecorp Systems, Inc. ("Telecorp"). Telecorp developed and distributed inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and healthcare industries. Telecorp also operated a transaction-based hosted application center designed primarily to process pay-per-view orders for the cable television industry. Subsequent to the merger, we assumed all of Telecorp's systems functions in Syntellect Inc. and consolidated all hosted application center functions into Syntellect Interactive Services, Inc. ("SIS"), Telecorp's wholly-owned subsidiary. Telecorp was dissolved as of December 27, 2000, and SIS became Syntellect Inc.'s wholly-owned subsidiary.

     In 1998, we introduced our VocalPoint Interactive Services Transaction Architecture ("Vista"). Vista combines call center technologies with a distributed client-server architecture, powerful open standards components, a web-based management system and a graphical application development tool. This combination provides customers with flexibility, scalability, efficiency, redundancy, and excellent processing performance. With the introduction of Vista, we implemented our strategy of moving from a hardware-based company to a software-based company.

     We sold our predictive dialer product line to Nobel Systems Corporation in 1999. In 1999 and 2000, we significantly enhanced our Vista product line by adding new functionality to the core product and integrating advanced, natural language speech recognition and text-to-speech capabilities. We continue to expand the Java application framework contained in Vista as well as its application development and management tools. Additionally, we continue to enhance Vista for our international markets with new telephony protocols and languages.


INDUSTRY AND MARKET BACKGROUND

IVR VALUE PROPOSITION STRONG AND GROWING

      The Interactive Voice Response market continued to grow during 2000 at a compounded annual growth rate of approximately 13%, according to the Gartner Group, an industry analyst. Also, according to the Gartner Group, the average cost of an IVR-completed call is $.45, compared to $7.60 for a call handled by a call center agent.

      IVR systems first gained market acceptance through customer reaction to reduced hold times, cost savings resulting from automating low value-added customer interactions, and freeing contact center agents to concentrate on high value-added customer interactions. Much of the value of IVRs comes from our enabling the Computer Telephony Integration of our customer's systems and back-offices. Information about a caller or customer can be retrieved from a company's PBX or automatic call distributor ("ACD") or from a caller personally entering account information. In either case, the information is instantly available on an agent's screen. According to Datamonitor, another industry analyst, CTI-enabled IVR systems decrease the length of a call by 18%, on average, further enhancing cost savings and service improvements. Datamonitor research has also shown that when IVR platforms are available, customers also use Internet technology more frequently to access back-end information and existing databases. Our Interactive Web Response technology also enhances contact center customer management by linking the speed and convenience of Internet access to call center agents.

      Datamonitor estimates the size of the IVR market at $761 million for the year ended 1999 and expects this market to grow to $1.3 billion by the end of 2004, representing an 11.1% compounded annual growth rate. Datamonitor also expects market growth to be highest outside of North America with rates of growth approaching 15% per annum. Our major markets in Europe, one of the markets where growth rates are expected to be highest, include the United Kingdom, France, the Netherlands, Germany, Italy and Spain.

SPEECH RECOGNITION WILL ENABLE IVR GROWTH AND MARKET EXPANSION

      Touchtone telephone, Automatic Speech Recognition ("ASR") and Text-to-Speech ("TTS") applications are replacing touchtone input and pre-recorded speech output for IVR applications. Speech recognition is more popular with customers than is touchtone, and ASR allows more sophisticated interactions to be automated, thereby creating more potential applications. Speech recognition is emerging as a critical technology for new IVR development. Industry experts expect speech recognition to revolutionize the way individuals interact with machines whether from home, in the car, on the street or at the office. The Internet can now be accessed by personal computers, mobile telephones, interactive television, and traditional telephones.

      We believe that voice access to the World Wide Web can potentially add two billion new points of access, in addition to the more than 250 million personal computers which can access the Internet today. We also anticipate that voice access will be particularly important in regions with lower personal computer penetration such as Asia, the Middle East and Africa, Eastern Europe and Latin America. We further believe that new classes of portable, wireless devices (Personal Digital Assistants ("PDA") and handhelds) with multiple input and output methods will play a major role and become standard Internet terminals.

      Datamonitor expects telephony-based speech recognition revenue to grow rapidly at a projected compounded annual rate of 57.9% from $133 million in 1999 to $1.9 billion by the end of 2004. We expect improved speech recognition technology will drive this growth with enhanced comprehension of natural language and increased reliability. These improvements will lower costs through shortened calls, increase customer acceptance of automation and self-service, and stimulate demand for information access around the clock, independent of location or device.

SPEECH RECOGNITION CREATES A NEW CLASS OF VOICE PORTAL PRODUCTS AND SERVICES

      Other developments in the industry, including voice portals and voice-enabled websites, may offer even greater promise. A voice portal uses advanced speech recognition technology to access information available on websites or in other databases. Although Interactive Voice Response platforms and voice portals use the same underlying technology, they are distinguished by usage rather than technology. IVR platforms are associated with database applications and consist of a closed coupling between a few database servers with hierarchical menus that may use speech recognition, but more frequently touchtone input, for access. Voice portals generally rely on speech recognition, use wide-ranging flat menus, and focus on Internet-based information access and protocols. Voice portals also support a broad range of applications in addition to simple database information access. These voice portals include broad-based Internet information, messaging access and collaborative applications such as calendars. The distinction is blurred when IVR platforms add VoiceXML, an emerging standard which enables voice applications to communicate in a vendor-independent way, or add other gateway functionality, and access information and applications across the Internet. In that case, the system becomes a hybrid IVR/voice portal. In this context, we believe that we are uniquely positioned to aggressively pursue the voice portal products and services markets.

      A voice portal used in an enterprise setting is referred to as an Enterprise Voice Portal ("EVP"). An EVP permits convenient increased access to company-wide information for customers, suppliers, partners and employees, increasing operating effectiveness for each. EVP companies will need to design their voice portals so that all methods of enterprise access flow through a single server strategy. The primary benefit for such companies will likely come as the applications and web servers supporting graphical access are also able to support access devices such as the telephone. Not only will security and reliability be central to the success of any EVP strategy, but the EVP's ability to integrate with existing applications and call centers will prove to be the most important component, especially if access to call center agents is available.

      The most probable EVP applications will be speech-enabled telephone access to company applications such as sales force, customer relationship management, and logistics and supply chain management, according to a report by Dain Rauscher Wessels, a securities firm. Also according to that report, the ability to voice-enable an e-commerce website to make it voice accessible may stimulate a new class of Business to Business and Business to Consumer transactions. The market for EVP platforms is predicted to materialize in 2002.

COMPETITION IS STRONG AND INCREASING

      The voice processing industry is highly competitive, and we believe competition will continue to intensify in the future. The industry is characterized by rapid technological advances; frequent introductions of new products, options and features; constant improvement in the performance of IVR products; and downward pressure on prices. We believe the principal competitive factors which affect the voice processing industry are price, functionality, service and industry reputation. In this regard, we also believe our years of experience in the IVR industry provide an excellent foundation with which to meet competition. Our capabilities and operating assets include our installed base of customers, proven product functionality, existing distribution networks, contact center brand, and skill at designing and implementing speech-enabled IVR applications which compete effectively in the voice technology and contact center marketplace, as well as our ongoing professional services to customers.

      Our principal competitors for IVR and web products include Periphonics Corporation (a division of Nortel Networks Corporation); Avaya Inc. (a spin-off of Lucent Technologies Inc.); InterVoice-Brite, Inc.; Edify Corporation, and IBM Corporation. Many of these and other competitors have more extensive engineering, manufacturing, and marketing capabilities than we do, in addition to their substantially greater financial, technological and personnel resources. We also expect new entities to enter our markets to compete with us.

PRODUCTS

      Our products are divided into three business segments: Licenses and Hardware, Services and Hosted Services. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Business Segments," for another description of these business segments.

LICENSES AND HARDWARE

      In 1998, the Company introduced its third generation software platform, Vista, which uses a Windows NT operating system and Java programming language for customer application development. Vista comprises a broad suite of communications features designed for automating customer transactions. It provides a multitude of applications on one platform including, for example, Interactive Voice Response, Interactive Web Response, Computer Telephony Integration, fax on demand, and advanced speech recognition. With this software platform, transactions can be processed from callers using almost any communication device including wired and wireless telephones, web browsers, fax machines, pagers and PDAs.

      Vista is built on an open, scalable, standards-based framework forming an integrated foundation for various customer transactions. It allows our customers to deliver powerful new capabilities to their contact centers using their existing telecommunications and information technology infrastructure. Vista supports inbound and outbound telephone (whether touchtone, voice, or fax), hosted, and web transactions. It also interfaces with other technologies, supports a range of reporting options, and incorporates a standard set of application development, administration and management tools. Vista also accommodates an extensive range of object-orientated applications for specific business needs related to multimedia contact centers.

      We can configure Vista for virtually every company, from small, single-premises contact centers to multi-site global enterprise networks. Because of Vista's open, standards-based design, our customers receive the information technology ("IT") flexibility necessary to adapt quickly to changing business and technological requirements. While this flexibility is important to virtually any company, it is particularly important to those without dedicated in-house developers who must rely on local and regional systems integrators or independent applications developers for their IT support.

      The standards used in the Vista framework include: Windows NT operating system, Java application development language, Intel Dialogic voice boards, Sybase relational database, and Intel-based computer hardware. The Vista components themselves are sold as software-centric products. We provide the base software along with connections to a customer's PBX or ACD host environment. We have also established partnerships with third party suppliers who provide high quality, cost effective, industry standard platform components for Vista customers.

      Vista's components include Interactive Voice Response ("IVR"), Interactive Web Response ("IWR"), Advanced Speech Recognition, Proactive Outbound Notification, a Speech Enabled Directory ("SPEED"), Fax Server, Computer Telephony Integration ("CTI"), and Vista Tools.

      Vista IVR automates customer self-service inquiries and is sometimes considered the "voice" of an automated customer contact center. As part of the Vista software architecture, Vista IVR is designed to be highly scalable and to be integrated into existing telecommunication and data processing environments. The same software and hardware components are utilized for all system or networked configurations, facilitating modular growth. Vista is also designed to be particularly effective in environments supporting multiple applications.

      Vista IWR allows companies to take advantage of the Internet with self-service options designed exclusively for the World Wide Web. Just as IVR allows a customer to conduct self-service transactions by telephone, IWR makes the same options available to customers through the Internet. Rather than providing voice prompts, IWR presents visual instructions on the customer's computer screen. The Vista IWR component incorporates all the features a customer needs to perform transaction processing on the Internet including scalability, performance, security, access to enterprise data, and an ability to integrate with other Vista features.

      Our Advanced Speech Recognition and speaker authentication components provide the recognition accuracy, scalability, and robustness required to make successful natural language and large vocabulary speech applications available. We have partnered with Nuance Communications to create those applications by utilizing Nuance's SpeechObjects along with Vista's Java application framework.

      Our Vista Proactive Outbound Notification component is used to create, configure, and manage completely automated outbound calling campaigns and generate operational progress reports. Proactive Outbound Notification applications can range from simple campaigns that deliver straightforward messages to more complex, self-service applications that involve questions to and answers from respondents.

      In January 2000, we announced SPEED. SPEED automates call routing tasks by allowing callers to speak the name of a specific individual or department they wish to reach rather than speaking to an operator or entering an extension number through the touchtone keypad. SPEED relies on advanced speech recognition algorithms to recognize a spoken name as well as advanced voice-processing capabilities to transfer the call appropriately. When multiple employees have the same name, SPEED prompts the caller for additional information, such as the individual's department, and then makes the appropriate routing decision. SPEED can be configured as a stand-alone product residing on the Vista platform, or it can be configured as part of a Vista IVR application.

      The Vista Fax Server component receives fax requests from IVR and IWR applications. Customers are able to use our Fax Server to obtain a facsimile of the information they want using a Vista system. Data from a host screen or database that callers access during a transaction can be programmed to also merge with forms, graphics, or logos stored on the IVR system before being faxed to the caller. Callers can then efficiently retrieve pre-defined documents such as product brochures, catalog information, or stock reports.

      Our Vista Computer Telephony Integration ("CTI") component optimizes contact center agents' productivity by allowing them to handle telephone calls more intelligently and efficiently. For example, by using CTI technology, customer data collected by the IVR at the initiation of a customer contact session can be delivered to an agent's workstation at the same time as the telephone connection is transferred to that agent's telephone. The simultaneous transfer of a caller's voice and account data results in increased agent productivity, greater effectiveness in resolving customer inquiries, and efficiencies in providing what consumers perceive to be personalized, integrated support.

      The Vista Tools component includes both our VistaView(TM) and VistaGen(R) Application Generator. VistaView allows users to monitor their Vista servers and applications. Using VistaView, system administrators can examine all aspects of their functioning system, whether the data resides on a single platform or at numerous locations. VistaView can also act as a single point of access for both consolidated and itemized system information. It also supports all Vista system components. VistaGen Application Generator is an object-oriented application development tool for Vista, which simplifies the customer's process of building simple IVR applications into a sophisticated application that integrates natural language speech recognition, IWR and CTI technologies.

      We believe the market is poised for a renaissance of IVR spurred by the need for Enterprise Voice Portals. In preparation, we introduced a new level of functionality we call IMR, Interactive Media Response. IMR consists of current and evolving interactive, data access, and communication technologies that provide the functionalities necessary to support rapidly evolving Enterprise Voice Portal requirements. Our Vista platform offers a number of IMR elements today and plans are in place to enhance its functionality over the next 18 months through two additional phases of development.

      The Vista software platform incorporates the following four key components to our new IMR functionality and to the successful deployment of an Enterprise Voice Portal:

         1.  Separate the request medium from the response medium.

                  The Vista platform allows callers to choose how they want to receive the information they have requested. For example, the system may prompt a caller requesting an account statement to request that it be delivered by fax or email. Being able to independently structure the front-end (request) media from the back-end (response) media is critical to the flexibility required to meet users' demands.

         2.  Use Java, the software language of the Internet.

                  As the volume of Internet data continues to grow exponentially year after year, it becomes imperative to write applications, integrate third-party components, call third-party services, and absorb third-party software objects using the software language of the World Wide Web, Java. By using Java, we eliminate the need to write artificial bridges from proprietary IVR environments to open third-party applications and data sources.

         3. Enable customers to access existing data, application, and transaction services from anywhere.

                  Even though web-hosted data is exploding in size, existing non-web systems still hold a large percentage of corporate data. Nevertheless, corporate servers, databases, and non-web-enabled applications all contain data that companies may want to access through voice commands. The Vista IMR platform is designed to make that access possible.

         4. Connect instantly to a live agent during a telephone call or Web interaction.

                  The experience of early e-commerce sites established the absolute necessity of live agent access during a telephone call or web interaction. Moving a caller from unassisted interactions to a live agent is complex. Our IMR is capable of connecting the telephone user to a live agent who has been informed of the caller's identity, what the caller has done or was attempting to do, and who has the appropriate application screen open to provide help immediately.

      We believe IMR is beneficial to more than the call center. It also serves as a powerful tool for supporting other users such as business prospects, employees, suppliers, partners and investors. Our IMR platform is designed to help our customers be responsive to their customers and does this by providing access to the information and services they want, when and how they want it, whether the platform is located on the customer's premises or at our Hosted Services centers.

      Our IMR platform was designed to permit flexible transfer of work loads between applications located on a customer's premises and those located at our Hosted Service center or at other locations. For example, our IMR platform permits the caller's contact to begin on our customer's premises (whether via telephone or Internet), flow seamlessly to our hosted facility for a particular purpose, move to a third-party data source for additional processing, and return to the originating customer's premises for completion. Not only does this flexibility improve the caller's experience in contacting our customer, it permits our customer to marshal its resources in the most cost-effective way. We expect that new opportunities for the flexibility of the IMR platform will surface as powerful new products are introduced to the market, such as Hewlett Packard's network product called eSpeak.

SERVICES

      We support our customers with consulting and education services, help line warranty and maintenance, regular adjustments in their system data bases such as for moves, adds and changes, scripting and voice file production, and database maintenance services. We focus particularly on developing improved consulting services in the areas of design analysis, specification development, project management, application development, installation and integration as each is related to speech recognition. Our services are generally sold as part of the initial sale of a system. In some cases, however, they are added after installation.

      Creating a robust, yet user-friendly, speech recognition application requires experience in software design, telephony, networking, client-server systems, databases, linguistics, human factors, and speech recognition technology. We have years of experience in designing voice user interfaces from dialog design to grammar development and the intricacies of data base access. We have assembled and continue to expand a dedicated speech recognition implementation team to address this significant opportunity. The individuals comprising that team have been specifically trained and have experience from many successful speech recognition implementations of varying degrees of complexity. We believe our speech recognition expertise, built on our IVR history, is a critical skill necessary to bring effective speech-enabled IVR, voice portal and voice-enabled websites to market. We also believe our skill is highly valued in the market and provides us with a competitive advantage.

      We provide warranties on our products for periods ranging from three to six months commencing with the installation of each system. After the initial warranty period ends, our hardware and software maintenance services are available on both a contract basis and on an on-demand, time and materials, basis. Domestically and internationally, hardware and software maintenance and support provided to customers are performed on-site by us or under contractual arrangements with independent third party service providers.

HOSTED SERVICES

      Our wholly-owned subsidiary, Syntellect Interactive Services, Inc. ("SIS"), operates our Hosted Services transaction center in Roswell and Atlanta, Georgia. Our Hosted Services center has IVR, database, and web server capacity to handle over 5,000 telephone and Internet transactions simultaneously. It offers contract-based telephony and Internet automated transaction services and is designed with full system redundancy and fault-tolerant power protection for 24-hours a day, 7-days a week operation. We believe we are the only provider of speech-enabled technology that offers our customers both on-premises capability and outsourced Hosted Services using a consistent, internally-developed software platform.

      Companies focusing on their core business, rather than on managing their infrastructures, capitalize on hosted service offerings. Hosted Services offers benefits such as reduced time to market, limited capital expenditure, and less exposure to technology obsolescence. Hosted Services is also ideal for enterprises having limited IT or inadequate in-house expertise to handle complex applications.

      We utilize our own Vista platform for speech recognition and voice portal applications in our Hosted Services transaction center. This allows our customers to select the option best suited to their needs and provides them with the ability to seamlessly move an application between their premises and our Hosted Services facility. Many customers begin by using our Hosted Services and migrate to bringing their own capability in-house, while continuing to use our capacity to support them in overtime settings. Others use our services in overflow situations. A hosted service environment is ideal for processing overflow inbound call traffic from our customer's on-premises facilities during peak call volumes. It is also ideal for high volume automated outbound message delivery campaigns, as an alternative to an on-premises IVR or voice portal for smaller enterprises, for internal campaigns, customer service surveys and speaker verification applications, and for accessing special features such as credit card processing, on-line demographic services, or utilizing fax-on-demand or fax broadcast campaigns.

      We have supplied Hosted Services to the cable industry for more than eight years. New ordering technologies for pay-per-view in the cable and satellite industries, however, have resulted in a decline in the overall utilization of 800 number services for ordering, which, in turn, has resulted in a decline in our pay-preview revenues. In response to this decline, we have focused our sales and marketing efforts on new applications in vertical markets such as in the utility industry and on direct-to-consumer marketing, financial services, and Internet-based applications. As a result, our non-cable revenues exceeded our cable revenues for the first time in the fourth quarter of 2000.

      We offer the following four IVR Hosted Services products:

                1. DIALEXPRESS(TM) - - high volume outbound calling technology used for promotional messaging and other proactive customer contacts;

                2. LEAD CAPTURE - - automated, telephone-delivered, custom questionnaire initiated and completed by sales prospects to capture critical sales leads;

                3. SPEECH ENABLED DIRECTORY ("SPEED") - - voice-enabled, company-wide call routing and directory functionality that empowers callers to self-direct their calls by speaking the name of the person, the functional area or the department they wish to reach; and

                4. SITE LOCATOR - - a locate-by-phone service that helps potential customers find the nearest location or distributor for their desired product or service. This product is an extremely cost-effective tool for building store traffic, determining market segmentation, and measuring marketing media effectiveness.

Each of these products is typically billed on a per minute and per transaction basis.

      We also offer a full range of professional services including project management, application development, and ongoing customer service which allows customers to specify fully-customized applications. In addition, we offer CyberStats(TM), an online reporting tool for our Hosted Services customers. CyberStats provides real-time reports on transaction details through our Hosted Services center. Users can access CyberStats on the Internet and elect to have reports delivered to them via their PC, email or fax.

      On September 15, 1999, we sold our predictive dialer product line to Nobel Systems Corporation. That sale contributed other income of $509,000, as reported on our financial statements. See Item 8, "Financial Statements and Supplementary Data," for more details regarding that sale.


SALES AND MARKETING

     General. We have sold over 6,000 systems to customers in 55 countries. We
     --------
provide technological solutions to companies in a variety of industries, including banking, insurance, financial services, media, public utilities, healthcare, service providers, transportation, telecommunications, retailing, government agencies, oil and gas, manufacturing, education and newspaper publishing. Our customer base includes some of the largest domestic banking firms, some of the largest insurance companies and numerous Fortune 500 companies. Our products are sold through a direct sales force, domestic and international distributors, and value added resellers. We believe we will continue to rely on direct distribution because of the increasing complexity of our applications which is largely due to the requirements of speech recognition technology. We will continue to do this at least until industry open standards are agreed upon and speech recognition development tools are improved.

     Even though direct distribution may be mandated by the complexity of applications, customers prefer to purchase contact center technologies as part of a total system. Automated call handling technologies, however, appear to be sold increasingly as one element of a contact center portfolio by system integrators, telecommunications companies and switch vendors. As a result, we believe we must develop strong distribution partnerships in many markets to ensure that our products are represented in the markets where they can be sold. Consequently, we are actively adding and soliciting distribution partners in a number of important regions. We currently maintain five sales offices in the United States as well as one in each of London, Amsterdam and Stockholm.

     Domestic Sales. The percentage of our total revenue represented by domestic
     ---------------
sales, including maintenance fees, for the last three fiscal years is as follows: 69% in 2000, 81% in 1999, and 78% in 1998. During those years, no single distributor or customer accounted for more than 10% of our total revenues. Our direct sales force closed more than 94% of our domestic sales (excluding maintenance, patents, and Hosted Services) in 2000.

     International Sales. The percentage of our total revenues represented by
     --------------------
international sales, including maintenance fees, for the last three fiscal years is as follows: 31% in 2000, 19% in 1999, and 22% in 1998. See Note 12 of the "Notes to Consolidated Financial Statements" for additional information regarding international operations. All of our product lines and services are sold worldwide and are offered in 15 different languages. We maintain a direct sales force in London to market our systems in various countries around the world and have opened offices in Amsterdam and Stockholm. Sales in the United Kingdom are denominated in pounds sterling and are subject to foreign currency adjustments. Sales in all other foreign countries are denominated in United States dollars. We attempt to conduct business in international markets in compliance with each country's applicable laws and regulations, including safety and telecommunication laws, import duties and quotas. We have not experienced any difficulty in obtaining export licenses for foreign sales from the United States Department of Commerce.

      Marketing Organization and Vertical Market Focus. Our marketing
      -------------------------------------------------
organization is charged with (i) enhancing our corporate image; (ii) increasing demand for our voice processing products; (iii) creating market differentiation; and (iv) identifying future development opportunities for market-driven features. The marketing organization conducts market and competitive research; participates in industry trade shows and conferences; creates marketing communications materials, advertising and public relations campaigns; and maintains relationships with key industry analysts and media contacts. Our strategic marketing plan is focused on the following four vertical markets: financial services, media (cable and satellite television and newspaper), utilities, and healthcare. Sales to these markets represented approximately 73% of our total revenues for 2000; 79% for 1999; and 84% for 1998. We market our products to industry leaders within these vertical markets as management believes industry leaders have the greatest need for self-service and transaction processing technologies, are most likely to require system expansion and additional services, and serve as an important source of customer referrals.


PRODUCT DEVELOPMENT

     Our product development consists of system and software specification, software design and coding, and third party software integration. Employees of, and contractors managed by, our research and development department perform all product development. We continually strive to identify and develop new products and new features for existing products to expand our market. Furthermore, we perform rigorous testing prior to releasing new products and features. Nevertheless, products as complex as those we produce often contain undetected errors, or "bugs," when first released. These "bugs" are often discovered only after the product has been used by many different customers and in varying applications.

     Our product development organization consisted of the following numbers of individuals for the years indicated: 33 in 2000, 41 in 1999, and 55 in 1998. We spent $3.2 million for research and development in 2000, $4.4 million in 1999, and $5.6 million in 1998.


MANUFACTURING AND SUPPLIERS

     Our manufacturing operation consists of limited in-house configuration, product assembly, product testing and quality and revision control of our products. We may obtain hardware components from third parties for our products, including telephony interface and voice recognition boards. We do not believe we are dependent on a single source to supply the components we use in our products. We are also currently able to obtain key components in a timely manner from a variety of sources.


BACKLOG

     Our year end 2000 backlog was approximately $9.9 million and $9.3 million for year end 1999. We believe that all orders in backlog at December 31, 2000 are firm and will be delivered within the next fiscal year. Because the possibility exists for customers to make changes to their original orders, to alter or significantly delay delivery schedules or to cancel their orders, the backlog total as of any particular date may not be indicative of actual revenues for any future period.


PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

     We establish and protect our proprietary rights in our products and technologies through a combination of registered copyrights, trademarks, service marks, trade secret and patent protection. We also enter into confidentiality agreements with our employees, distributors and customers, and seek to limit access to the distribution of our software, documentation and other proprietary information. We currently hold 65 registered trademarks in 15 countries and a total of 14 pending trademark and patent registrations as well as seven copyrights. We believe, however, that technological innovation, expertise, and market responsiveness can be as important to us as those legal protections.

     VocalPoint is a registered trademark, the rights to which we sold in the third quarter of 2000. As part of the agreement for that sale, we maintain the unrestricted right to full use of the trademark until such time as the product enters "end-of life" and service commitments have expired. Syntellect, Infobot, VocalPoint, VocalPoint Interactive Web Response, Cyberstats, VistaGen, VistaView, DialExpress and Home Ticket are our current or pending trademarks. All other products mentioned in this Annual Report to the Securities and Exchange Commission (this "Annual Report") are trademarks or pending trademarks of their respective owners.

     Our Vista product line uses a licensed third party software, which provides a portion of the architectural foundation for the product. We have secured a permanent, perpetual, world-wide, non-exclusive, non-revocable license to this software which allows us to use, copy, modify, distribute, and license the source code in connection with our Vista product.


EMPLOYEES

     As of December 31, 2000, we employed a total of 286 individuals, 280 on a full-time basis and 6 on a part-time basis. Of those employees, 53 are in sales, 19 in marketing, 61 in customer support, 57 in application services, 33 in product development, 30 in Hosted Services and 33 in administration.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information with respect to our officers, including such information as their names, ages, positions and offices held with us as of March 20, 2001.

     Anthony V. Carollo, Jr., 59, became our Chairman and Chief Executive Officer ("CEO") on November 4, 1999 after serving as Chairman and interim CEO since May 14, 1999. He has served as a director since August 1998. Mr. Carollo was the President of Xantel Corporation from April 1998 to November 1999. Previously, Mr. Carollo was the President and Chief Operating Officer of Fujitsu Business Communication Systems and a former Vice President and General Manager of ROLM Corporation. He has also held numerous financial positions, both at ROLM, Arcata Communications and Arthur Andersen & Company. Mr. Carollo currently also serves as a director of Marshall & Ilsley Trust Company of Arizona and Spectralink Corporation. Mr. Carollo holds a BS degree from the University of Santa Clara and an MBA degree from UCLA.

     Timothy P. Vatuone, 51, became our Vice President and Chief Financial Officer on February 14, 2000. Before working with us, he served as Vice President and Chief Financial Officer of Vivid Semiconductor, Inc., a venture backed, LCD panel technology start-up, where he raised over $70 million in equity, lease and bank financing. Previously, Mr. Vatuone was Vice President and Chief Financial Officer of Capetronic International Holdings, Ltd., an Asian-based manufacturer of computer CRT displays. He has also held numerous other financial management positions in technology companies such as Hewlett-Packard, Convergent Technologies and Roche. Mr. Vatuone received a BS degree in economics and an MBA degree from the University of Santa Clara.

     Charles F. Sonneborn, 40, became our Vice President and Controller on February 13, 2001. Previously, Mr. Sonneborn was our Controller, Financial Operations from June 13, 2000. Prior to joining us, he was the Controller for Xantel Corporation, a computer telephone software developer. Previously, he was General Manager and Chief Financial Officer for Prochem, a Phoenix based manufacturer of cleaning equipment and chemicals. He has held other financial and operational management positions in privately held direct marketing and manufacturing companies such as The Eastwood Company and Group Dekko Companies. Mr. Sonneborn received a BS degree in accounting from Indiana University and an MBA degree from Indiana Wesleyan University.

      W. Scott Coleman, 45, currently serves as our Chief Technology Officer and Vice President of Operations. Previously, Mr. Coleman has served in various capacities since 1993 as our President of Call Center Systems, Senior Vice President and General Manager of Call Center Systems, and Vice President of Product Development. He has been involved in the voice processing industry since 1982, serving as Vice President of American Telesystems Corporation, where he was responsible for product strategy, business development and product development activities. Mr. Coleman holds a BS degree in electrical engineering from Mississippi State University and an MS degree in electrical engineering from the Georgia Institute of Technology.

     Carol E. Reid, 49 became our Vice President of Marketing on June 12, 2000 and also serves as interim Vice President of Sales. Prior to joining us, she was the Chief Executive Officer and the Vice President of Sales and Marketing for Xantel Corporation, a computer telephone software developer. Earlier, she served as Global Account Manager for Calico Commerce, Region Manager for Chordiant, and Eastern Region Sales Manager for Aspect Telecommunications where she built their initial sales teams from Boston to Washington D.C.

     Peter K. Trompetter, 46, became Vice President of Global Development on May 15, 2000. Before joining us, he worked for software companies such as NAS, KPN, Sequent and TechForce in various international senior management positions and began his senior management career in 1976 at N.C.M. N.V. in the Netherlands. Mr. Trompetter is multi-lingual and is responsible for implementing a strategy of global product and account development including product related marketing alliances and after-sales customer support.


ITEM 2 -- PROPERTIES

     Our corporate headquarters is located in a 37,301 square foot facility in Phoenix, Arizona. Our lease for this facility commenced in July 2000 and continues through October 2005. The facility houses our core business and includes space for customer support, research and development, sales, marketing, production, training and administrative functions.

     We also lease a 38,904 square foot facility in Roswell, Georgia and a 1,619 square foot facility in Atlanta, Georgia. These facilities house our Hosted Services, including our Home Ticket pay-per-view service and other applications offered through our subsidiary, SIS. As of December 31, 2000, in addition to the sales office in Roswell, Georgia, we leased four other sales and support offices in the United States and one in London. As of that date, the aggregate monthly rental payment for our office facilities was approximately $119,000. We leased two additional offices, one in Amsterdam and one in Stockholm, in January 2001.


ITEM 3 -- LEGAL PROCEEDINGS

     From time to time we are involved in legal proceedings of a character incident to our normal business operations. We are not currently a party to any material pending legal proceedings.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.



                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded in the over-the-counter market and quoted through The Nasdaq Stock Market ("NASDAQ") since March 29, 1990, under the symbol "SYNL". The following table sets forth the high and low sale prices of the common stock for the two most recent fiscal years as reported on NASDAQ.

            YEAR ENDED 2000                   HIGH                           LOW
            ---------------                 ---------                      --------
            1st Quarter....                 $ 7 1/16                       $2 15/16
            2nd Quarter....                  6 11/16                        3
            3rd Quarter....                  9 3/16                         5 11/16
            4th Quarter....                  8 3/16                         3 1/4

            YEAR ENDED 1999                    HIGH                          LOW
            ---------------                 ---------                      --------
            1st Quarter....                  $ 3 5/8                       $  1 1/8
            2nd Quarter....                    1 27/32                        1 1/8
            3rd Quarter....                    2 5/8                          1
            4th Quarter....                    3 3/8                          1 5/16

     On March 20, 2001, the closing sale price for our common stock was $2.44 per share. On that date there were 184 holders of record of our common stock. This figure does not reflect beneficial ownership of shares held in nominee names. We have never declared or paid a cash dividend on our common stock. We presently intend to retain earnings for use in our business and do not anticipate paying cash dividends on outstanding shares in the foreseeable future.


ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2000, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, and the report thereon, are included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA (in thousands, except per share amounts)

                                                                        YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                  2000           1999            1998            1997            1996
                                                --------       --------        --------        --------        --------
 Net revenues ...........................       $ 48,032       $ 47,831        $ 47,953        $ 48,182        $ 55,305
 Cost of revenues .......................         19,737         24,712          22,658          25,678          27,783
                                                --------       --------        --------        --------        --------
           Gross margin .................         28,295         23,119          25,295          22,504          27,522
 Operating expenses:
    Selling, marketing and administrative         21,007         18,854          20,386          19,463          21,383
    Product development .................          3,230          4,448           5,573           5,874           5,943
    Depreciation and amortization .......          1,817          2,489           2,538           3,908           3,229
    Fixed asset write-down ..............             --             --              --           1,303              --
                                                --------       --------        --------        --------        --------
           Total operating expenses .....         26,054         25,791          28,497          30,548          30,555
                                                --------       --------        --------        --------        --------
 Operating income (loss) ................          2,241         (2,672)         (3,202)         (8,044)         (3,033)
 Gain on sale of patent portfolio .......             --             --              --           7,860              --
 Other income, net ......................            256            806             584             304             253
                                                --------       --------        --------        --------        --------
 Income (loss) before income taxes ......          2,497         (1,866)         (2,618)            120          (2,780)
 Income tax expense (benefit) ...........            255             --              --             (21)             --
                                                --------       --------        --------        --------        --------
 Net income (loss) ......................       $  2,242       $ (1,866)       $ (2,618)       $    141        $ (2,780)
                                                ========       ========        ========        ========        ========
 Earnings (loss) per share - diluted ....       $    .18       $   (.14)       $   (.19)       $    .01        $   (.21)
                                                --------       --------        --------        --------        --------
 Shares used in per share calculation ...         12,699         13,034          13,441          13,788          13,256
                                                ========       ========        ========        ========        ========

BALANCE SHEET DATA (in thousands)

                                                                   AS OF DECEMBER 31,
                                            ---------------------------------------------------------------
                                             2000          1999          1998          1997          1996
                                            -------       -------       -------       -------       -------

 Working capital ....................       $ 6,416       $ 9,867       $14,797       $13,488       $13,677
 Total assets .......................        27,101        26,224        32,133        34,808        34,808
 Long-term debt, less current portion           316           293           445           530           229
 Shareholders' equity ...............        11,177        14,390        19,813        22,186        22,021

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET REVENUES

     Net revenues for 2000 were $48.0 million compared to $47.8 million reported for 1999. These annual revenues were derived from our three operating business segments of Licenses and Hardware, Services and Hosted Services which represented 43%, 45% and 12% of net revenues, respectively, for 2000, and 36%, 48% and 16% of net revenues, respectively, for 1999.

     Our core product is Vista, an open standards-based Interactive Communications Management ("ICM") software platform for enterprise customer call centers. Vista combines several call center technologies with a distributed client-server architecture, open standard components, web-based management system and a graphical application development tool. We believe Vista provides customers with flexibility, scalability and efficiency, high degrees of redundancy, and superior processing performance. Vista Interactive Voice Response ("IVR"), Vista Computer Telephony Integration ("CTI"), Interactive Web Response ("IWR") and voice recognition are currently available. Non-core or legacy products include VocalPoint, an IVR platform; and VocalPoint Interactive Services, providing CTI functionality, IWR, and Premier and Premier 030 proprietary IVR systems.

     In late 1998, we began the transition of becoming a software-based company from a hardware/software-based company. In 2000, we began to change the reporting of business segments to Licenses and Hardware, Services, and Hosted Services from the previous structure of Systems, Hosted Services (SIS), and Patents. System sales and Maintenance and other services as reported in the 1999 and 1998 Annual Reports have been restated as Licenses and Hardware and Services for the 2000 Annual Report.

      Licenses and Hardware revenues for 2000 were $20.9 million, an increase of $3.8 million, or 22%, compared to the $17.1 million for 1999. The increase in 2000 was due to the strength of the Vista product line which has shown increased sales in every quarter since revenues commenced in the third quarter of 1998. In 2000, the Vista product line accounted for 84% of Licenses and Hardware sales. VocalPoint systems sales declined 41% in 2000 as the Vista product line more than replaced the declining sales.

     Services revenues for 2000 were $21.4 million compared to $23.0 million for 1999, a decrease of $1.6 million, or 7%. The components of Services revenues consist of patent infringement lawsuits, $1.6 million decrease; maintenance revenues, $0.9 million decrease but showed an upward trend in the second half of 2000 due to the increased number of installations in late 1999 and early 2000; application services, $0.8 million increase; project management, $0.6 million increase; installation, $0.7 million decrease; and other services, $0.2 million increase.

     Hosted Services revenues for 2000 were $5.7 million compared to $7.7 million for 1999. This is a decrease of $2.0 million, or 26%. The primary reason for the decline was due to Home Ticket, a pay-per-view service for cable television providers which is offered through our SIS subsidiary. The cable TV industry has been deploying new order entry technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. This has resulted in a downward trend in transaction processing fees; a trend which is expected to continue. To offset the decline in pay-per-view services, Hosted Services has offered other outsourced electronic capabilities including DialExpress (message delivery), Lead Capture, Speech Enabled Directory, Site Locators, broadcast faxing, call center processing, and audiotext.

     Domestic and International Sales for 2000 were $33.2 million, or 69%, and $14.8 million, or 31%, of total revenues, respectively, compared to $38.9 million, or 81%, and $8.9 million, or 19% of total revenues, respectively, for 1999.

GROSS MARGIN

     The gross margin percentage for the year ended December 31, 2000 was 59% of net revenues, as compared with 48% for the year ended December 31, 1999. Gross margins on License and Hardware revenues in 2000 were $15.4 million compared to $10.9 million in 1999, representing a 41% increase in margins. Margin percentages were 74% and 64% of sales for 2000 and 1999, respectively. This increase is primarily due to our ongoing transition from a hardware/software-based company to a software-based company. Additionally, gross margin was positively affected by decreases in the inventory reserve of $0.7 million and $1.4 million in the years 2000 and 1999, respectively, due to a higher than expected usage of inventory from discontinued product lines. Gross margins on Services revenues in 2000 were $11.2 million, or 52%, compared to $9.6 million, or 42% in 1999, an increase of $1.6 million primarily due to the reduction in third party contractor expense. Gross margins on Hosted Services decreased by $0.9 million from $2.6 million, or 34%, to $1.7 million, or 30%, in 2000 as compared to 1999 primarily caused by the relatively fixed nature of Hosted Services costs. We include those costs directly associated with the generation of revenue in its computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a year-to-year basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for 2000 are not necessarily indicative of the results to be expected for future periods.

OPERATING EXPENSES

     Operating expenses for 2000 were $26.1 million, an increase of $0.3 million, or 1%, from the $25.8 million reported for 1999. Selling, marketing, and administrative expenses (including depreciation and amortization) increased $1.5 million, or 7%, primarily due to an increase in the number of employees in domestic sales and administration, employee incentives, desktop software, and occupancy costs related to the move of our headquarters to a new facility. In 2000, research and development costs decreased $1.2 million, or 27%. The spending decreases are primarily the result of our transition from a hardware/software-based company to a software-based company. However, we anticipate that research and development spending will increase in future years. Operating expenses decreased due to reductions of the accounts receivable reserves by $0.6 million and $0.1 million in the years 2000 and 1999, respectively. The change in 2000 was primarily due to an increased effort and control of collections and a decrease in aged accounts receivables.

NET INCOME (LOSS)

     We reported a net income of $2.2 million, or $.18 per diluted share, for 2000, compared to a net loss of $1.9 million, or $(.14) per share for 1999, representing a $4.1 million increase over the prior year.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET REVENUES

     Net revenues for 1999 remained constant at $47.8 million as compared to $48.0 million reported for 1998. Net revenues consisted of Licenses and Hardware, Services and Hosted Services, which represented 36%, 48% and 16% of net revenues, respectively, for 1999, and 41%, 40% and 19% of net revenues, respectively, for 1998.

      Licenses and Hardware revenues for 1999 were $17.1 million, a decrease of $2.5 million, or 13%, as compared to $19.6 million for 1998. This decrease was primarily due to the decline in hardware sales as we transitioned to a software-based company.

      Services revenues for 1999 were $23.0 million, an increase of $3.6 million, or 19%, as compared to $19.4 million for 1998. The increase in revenues was primarily due to an enhanced product offering with the Vista product creating the need for more application development, project management and consulting services. This increase was offset by a decline of $2.2 million in maintenance revenue which was consistent with our expectations as we had earlier advised customers that certain products were not Year 2000 compliant and would not be made so, causing some maintenance contracts not to be renewed.

     Hosted Services revenues were $7.7 million for 1999, a decrease of $1.2 million, or 13%, from the $8.9 million reported in 1998. The primary reason for the decline was due to our Home Ticket service. The cable TV industry has been deploying new order entry technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. This change resulted in a downward trend in transaction processing fees; a trend that was is expected to continue. To offset the decline in pay-per-view services, Hosted Services has offered other outsourced electronic capabilities including DialExpress, Lead Capture, Speech Enabled Directory, Site Locators as well as benefits enrollment, broadcast faxing, call center processing, and audiotext.

     Domestic and International Sales for 1999 were $38.9 million, or 81%, and $8.9 million, or 19%, of total revenues, respectively, compared to $37.5 million, or 78%, and $10.5 million, or 22% of total revenues, respectively, for 1998.

GROSS MARGIN

     The gross margin percentage for the year ended December 31, 1999 was 48% of net revenues, as compared with 53% for the year ended December 31, 1998. The gross margin on Licenses and Hardware remained flat at $10.9 million, yet the gross margin percentage increased to 64% for 1999 compared to 59% for 1998. The increase in 1999 was due to the decline in hardware sales which has a lower gross margin percentage. Gross margin was positively affected by decreases in the inventory reserve of $1.4 million and $1.1 million in the years 1999 and 1998, respectively, due to a higher than expected usage of inventory from discontinued product lines. The gross margin on Services for 1999 was $9.6 million as compared to $10.5 million in 1998, or 42% and 51%, respectively. This decline was primarily due to the increase in third party contractor expense in 1999 as we transitioned to a software-based company. Gross margin on Hosted Services decreased by $1.3 million from $3.9 million, or 44%, to $2.6 million, or 34%, in 1999 as compared to 1998 primarily caused by the relatively fixed nature of Hosted Services costs.

OPERATING EXPENSES

     Operating expenses for 1999 were $25.8 million, a decrease of $2.7 million, or 9%, from the $28.5 million reported for 1998. Selling, marketing, and administrative expenses (including depreciation and amortization) decreased $1.5 million, or 7%, primarily due to the consolidation of the corporate structure and general cost reductions which started during the second quarter of 1999. Research and development costs decreased $1.1 million, or 20%. 1998 was impacted by the development of the Vista product which was released in May of 1998. Operating expenses decreased due to reductions of the accounts receivable reserves of $0.1 million and $0.3 million in the years 1999 and 1998, respectively. The 1999 decrease was primarily due to a lower reserve coverage needed for aged account receivables at December 31, 1999 as compared to December 31, 1998.

NET INCOME (LOSS)

     We reported a net loss of $1.9 million, or $(.14) per share, for 1999, compared to a net loss of $2.6 million, or $(.19) per share for 1998.


LIQUIDITY AND CAPITAL RESOURCES

     We had working capital of $6.4 million at December 31, 2000, compared to $9.9 million at December 31, 1999, and the current ratio was 1.4:1 and 1.9:1 on such dates, respectively. Cash, cash equivalents, short-term investments and marketable securities available-for-sale at the end of 2000 was $7.3 million as compared to $6.2 million at December 31, 1999.

     Cash provided by operating activities during 2000 was $6.8 million. Deferred revenue increased by $3.5 million due to fourth quarter payments and orders that are expected to be recognized in 2001.

     Cash provided from investing during 2000 was $0.3 million due to proceeds of $0.3 million received from the sale of property and equipment from our previous headquarters location, the purchase of $1.0 million in property and equipment, and $1.0 million in maturities of marketable securities.

     Cash used in financing activities during 2000 was $5.8 million primarily due to the $6.5 million purchase of treasury stock and $1.1 million in proceeds from the issuance of common stock.

     We use a letter of credit, secured by a $75,000 certificate of deposit, to secure the lease on our Chicago facility. Accordingly, the disposal of the certificate of deposit is restricted by the letter of credit agreement. On October 11, 2000, we entered into a $4 million revolving line of credit agreement with a financial institution. The purpose for this line of credit is to fund general operations with all of our assets as collateral. The loan agreement contains various restrictions on us, including limitations on the incurrence of additional debt, and restrictions on our ability to repurchase our stock, make acquisitions, or consolidate or merge into any other entity. In addition, the loan agreement contains certain financial covenants, including a minimum interest coverage ratio, a minimum liquidity ratio, and a maximum funded senior debt to EBITDA ratio. We violated certain restricted covenants pertaining to the line of credit agreement. However, the financial institution waived these violations. At December 31, 2000, we had no outstanding borrowings under this line of credit.

     We expect that our current cash and cash equivalents combined with future cash flows from operating activities and the line of credit will be sufficient to support our operations during 2001.

     On November 13, 1998, the Board of Directors approved a stock buyback plan to purchase up to 1.5 million shares of our common stock over the following two years. We completed the buyback plan during the third quarter of 1999. On November 5, 1999, we announced a new buyback plan pursuant to which we were authorized to acquire up to 1 million shares over a one-year period. On August 8, 2000 the Board of Directors revised this plan by approving the buyback of an additional 500,000 shares and extending the buyback period to August 8, 2001. On November 10, 2000, the Board of Directors authorized an additional 500,000 share buyback with no time limitation. As of March 20, 2001, we have repurchased a total of 3,135,000 shares under these plans since November 13, 1998 and are authorized to repurchase 365,000 additional shares.

OPERATING BUSINESS SEGMENTS

      An operating business segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. We have three operating business segments which are organized around differences in products and services: Licenses and Hardware, Services, and Hosted Services. See Note 12 of the "Notes to Consolidated Financial Statements" for additional information regarding our business segments.

      Licenses and Hardware is our operating business segment that includes our contact center software platform called Vista. Vista is an all-in-one solution for interactive voice response, interactive web response, computer telephony interaction, fax on demand, automatic speech recognition, and other applications.

      Services is our operating business segment that includes customer support in the areas of consulting services, project management, application development, installation, education services, and maintenance. We generally sell these services as part of the initial sale or in some cases as post implementation add-ons. This segment also includes patent litigation against third parties.

      Hosted Services is our operating business segment which provides products and services including Home Ticket Pay-Per-View, DialExpress, Lead Capture, Speech Enabled Directory, Site Locator, Cyberstats, and a variety of out-sourced electronic capabilities such as benefits enrollment and broadcast faxing which we offer through our subsidiary, SIS.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. We have adopted the provisions of both SFAS No. 133 and No. 138 as of January 1, 2001, and believe that such adoption will not have a material effect on our consolidated financial statements.


ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates to our cash investment portfolio. Our general policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and interest rate risk. We place our investments in instruments with high credit quality issuers. We classify all liquid investments with a maturity date of three months or less as cash equivalents. We classify investments with a maturity date between three and twelve months as either short-term investments or marketable securities. The average interest rate on short-term investments is 4.65%. We do not expect any material loss with respect to our cash investment portfolio since marketable securities have generally been held until maturity and unrealized gains and losses are negligible.

      Our only long-term liabilities are capital lease obligations at a fixed rate. Therefore, we do not believe there is any material exposure to market risk changes in interest rates as it relates to our current or long-term liabilities.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We invoice all international customers in U.S. dollars except for the customers of our United Kingdom ("U.K.") subsidiary, which are invoiced in pounds sterling. Our U.K. subsidiary's financials including balance sheet, revenue, and operating expenses are recorded in pounds sterling. Therefore, our exposure to foreign currency exchange rate risk occurs when we translate the financial results of that subsidiary to U.S. dollars in consolidation. At this time, we do not use instruments to hedge our foreign exchange exposure in the U.K. because the effects of foreign exchange rate fluctuations are not material for us.

ADDITIONAL CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our disclosure and analysis in this Annual Report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "likely," "expect," "intend," "believe," and other words and phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include, for example, statements relating to future actions, prospective products, future performance, results of current and anticipated products, sales efforts, and operating expenses. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

      We reasonably believe that any or all of our forward-looking statements in this Annual Report and in any other public statements we make are true at the time they are made. However, such statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed, and actual future results may vary materially. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any and all further disclosures we make on related subjects in our 10-Q and 8-K filings with the SEC and in other materials we publicly release.

      Also note that below is a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are just some factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those discussed below and throughout this Annual Report could also adversely affect us. This discussion is provided as permitted by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Our markets are characterized by rapid technological changes which may cause us
--------------------------------------------------------------------------------
to incur significant development costs and prevent us from attracting new
--------------------------------------------------------------------------------
customers.
--------------------------------------------------------------------------------

      The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles and changing end-user customer demands. The introduction of products embodying new technologies and the emergence of new industry standards could render existing products and services obsolete or unmarketable and cause us to incur significant costs to develop new or enhanced products to meet the competition of such new technologies or industry standards. If we are unable to develop new products and services or if we are unable to develop such products fast enough to meet this competition, we could be prevented from attracting new customers and from retaining the installed base of customers we currently have. Such events could have a material adverse effect on our business, financial or market performance.

Our future business prospects depend in part on our ability to maintain and
--------------------------------------------------------------------------------
improve our current products and services and develop new ones.
--------------------------------------------------------------------------------

      We believe that our future business prospects depend in large part on our ability to maintain and improve our current products and services and to develop new products and services on a timely basis. Our products will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of end-user customer requirements. As a result of the complexities inherent in our products, major new products and product enhancements require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or end-user customer requirements. We may also experience difficulties that could delay or prevent a successful development, introduction or marketing of product enhancements, and our new products and product enhancements may not achieve market acceptance. Significant delays in the general availability of new releases of our products or significant problems in the installation or implementation of new releases of our products could have a material adverse effect on our business, financial or market performance. In addition, we cannot assure you that any new product or feature we introduce will receive market acceptance. Future announcements we make of new products may cause customers to defer purchases of our existing products, which could also adversely affect our business, financial or market performance.

If the technology we license from others for embedding in our products does not
--------------------------------------------------------------------------------
continue to be available, we could be forced to modify our products or eliminate
--------------------------------------------------------------------------------
product functions.
--------------------------------------------------------------------------------

      We license technology from others which we embed in some of our products. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we could be forced to modify the affected products to use alternative technology or we may be required to eliminate the affected product function, either of which alternatives could have a material adverse effect on us. In addition, should the licensors of our embedded technology cease operations or should their technology contain defects or be subject to adverse intellectual property claims, we could be adversely and materially affected.

We obtain hardware components from third parties
--------------------------------------------------------------------------------

      We obtain hardware components from third parties for our products, including, without limitation, telephony interface and voice recognition boards. We do not believe that we are dependent on a single source to supply the components we use in our product. We are currently able to obtain key components in a timely manner from a variety of sources. However, if we are unable to secure alternate suppliers of key components or alternate assembly sources in a timely manner when we needed them, our results of operations could be affected adversely.

We depend on key personnel and on our ability to recruit additional skilled
--------------------------------------------------------------------------------
personnel, in a very competitive recruiting environment, to conduct and grow our
--------------------------------------------------------------------------------
business effectively.
--------------------------------------------------------------------------------

      Our future success also depends upon our ability to attract, train, assimilate and retain qualified personnel. Competition for individuals with skills in the computer telephony software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other qualified personnel in the future in the numbers we will require. Our inability to attract and retain qualified personnel in the future could have material adverse effects on our business, financial or market performance.

      We have never had a work stoppage and none of our employees are represented by labor unions. However, a limited number of sales representatives are responsible for a substantial portion of our direct sales. The loss of these representatives could adversely affect our future operating results.

We face competitive pressures which may have a materially adverse effect on us.
-------------------------------------------------------------------------------

      The market for our computer telephony software products is highly competitive and, because there are relatively low barriers to entry in certain parts of this market, we expect competition to increase in the future. In addition, because our industry is relatively new and evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. We cannot assure you that we will be able to compete effectively against current and future competitors.

      In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have material adverse effects on our business, financial condition or results of operations. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can.

      Current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties, including mergers or acquisitions, to increase the ability of their products to address the needs of our current or prospective end-user customers. Some of these competitors also currently have a larger market share than we do and, were they to increase their market share through such cooperative relationships, mergers or acquisitions or through product development, promotion and sale, such developments could have material adverse effects on our business, financial or market performance.

Because of the competitive, rapidly changing nature of the computer telephony
--------------------------------------------------------------------------------
software industry, we must continually identify the most effective means for
--------------------------------------------------------------------------------
selling and marketing our products.
--------------------------------------------------------------------------------

      The computer telephony software industry is very competitive and rapidly changing. Information technology purchasers can be reluctant to believe that new technology is ready for mass implementation. As a result, we must continually identify markets for our products and services and apply the most effective means for addressing those markets, both internationally and domestically. We are required to have a thorough understanding of the industry's direction and an appreciation for the end-user's demands for functionality. We are also required to effectively balance both direct and indirect sales channels and to train our sales force to find new customers and further develop our installed customer base while keeping thoroughly familiar with our products and product mix. If we are unable to generate increasing revenues through focused attention on these sales and marketing elements, we could cause material adverse effects on our business, financial or market performance.

We may not be able to protect our proprietary rights adequately, which could
--------------------------------------------------------------------------------
allow third parties to copy or otherwise obtain and use our technology without
--------------------------------------------------------------------------------
authorization.
--------------------------------------------------------------------------------

     We consider our computer telephony software products to be proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing and other agreements with others including our end-user customers, consultants, suppliers, and resellers and on employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights, and the protection they provide varies and may not provide us with adequate protection in all circumstances. We have filed a patent application directed to several inventions embodied in our computer telephony software products. We also hold 65 registered trademarks in 15 countries and 13 pending registrations. We also hold seven registered copyrights.

      Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. Also, even though we hold patents and other proprietary rights in our products, the development and sale of our products could violate the proprietary rights of others, including the patent rights of others. Should this be or become the case, we could be required to redesign our products to avoid violating such proprietary rights, or we could be forced to acquire or license those proprietary rights. Any of such alternatives could materially increase the cost of our products and, consequently, their attractiveness to our customers. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products or the redesign of our products to avoid proprietary rights held by others or the cost of obtaining necessary technology rights could all materially adversely affect our business, financial or market performance.

Comparisons of our period-to-period operating results are not necessarily
-------------------------------------------------------------------------------
meaningful.
-------------------------------------------------------------------------------

      We believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate. Because we cannot predict when our potential end-user customers will place orders and finalize contracts, we cannot accurately forecast our revenues and operating results for future quarters. We recognize revenues upon satisfaction of the requirements of AICPA Statement of Position 97-2, which generally occurs in the same quarter that the order is received. As a result, our quarterly revenues and operating results depend primarily on the size, quantity and timing of orders received for our products during each quarter. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced.

Our customers could change their minds about our products, and backlog totals as
-------------------------------------------------------------------------------
of a certain date may not be indicative of actual revenues.
-------------------------------------------------------------------------------

      We can give no assurance that our existing customers will continue their current buying patterns or that changes within their industries will not adversely affect our ability to retain or attract new customers. In addition, although we believe that all orders in our backlog at December 31, 2000 are firm and will be delivered within the fiscal year, customers can make changes in their orders, or they may alter or significantly delay their delivery schedules or they may even cancel their orders. Therefore, our total backlog as of any particular date may not be indicative of actual revenues for any future period.

If our end-user customers do not perceive our products to be effective or high
-------------------------------------------------------------------------------
quality, our brand and name recognition will suffer.
-------------------------------------------------------------------------------

      We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding end-user customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and related services and on the performance of our resellers, none of which can be assured. If our end-user customers do not perceive our product or related services or those of our resellers to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial or market performance.

Our products could have defects for which we are potentially liable and which
-------------------------------------------------------------------------------
could result in loss of revenue, increased costs or loss of credibility or such
-------------------------------------------------------------------------------
defects could delay acceptance of our products in the market.
-------------------------------------------------------------------------------

      Our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, errors in our new products or releases could be found after commencement of commercial shipments. This could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future end-user customers. This could also result in a loss of revenue or a delay in market acceptance of our products, which, in turn, could have a material adverse effect upon our business, financial, or market performance. Our license agreements with our end-user customers typically contain provisions designed to limit our exposure to potential product liability and some contract claims. However, not all of these agreements contain these types of provisions but even when they do, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. A product liability, warranty, or other claim brought against us could have a material effect on our business, financial, or market performance.

We may need to license third-party technologies and may be unable to do so on
-----------------------------------------------------------------------------
acceptable or any terms.
-----------------------------------------------------------------------------

      To the extent we need to license third-party technologies, we may be unable to do so on commercially reasonable terms or at all. In addition, we may fail to successfully integrate licensed technology into our products or services. Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition, development and maintenance costs. Our inability to obtain any of such licenses could delay our product and service development until equivalent technology can be identified, licensed and integrated. This, in turn, could adversely affect our business, financial and market performance.

Pay-per-view revenues have declined and our other outsourced electronic
----------------------------------------------------------------------------
capabilities may not supplant those lost revenues
----------------------------------------------------------------------------

      The cable TV industry has been introducing new ordering technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. Consequently, we are experiencing a downward trend in transaction processing fees; a trend which we expect to continue. To offset this decline in pay-per-view services, Hosted Services is offering other, outsourced electronic capabilities including DialExpress, Lead Capture, Speech Enabled Directory, and Site Locators as well as benefits enrollment, broadcast faxing, call center processing, and audiotext. We cannot give any assurance, however, as to when, if ever, our efforts will completely supplant these declining pay-per-view revenues.

Our stock price has been and could continue to be volatile.
----------------------------------------------------------------------------

      Our stock price has been and could continue to be volatile due to a number of factors including, without limitation:

            a.    actual or anticipated fluctuations in our operating results;

            b. announcements by us, our competitors or our end-user customers;

            c. changes in financial estimates of securities analysts or investors regarding us, our industry, our competitors or our end-user customers;

            d. technological innovations or the introduction of new products by us or others;

            e. the operating and stock price performance of other comparable companies or of our competitors or end-user customers;

            f. revenue or earnings in any quarter fail to meet expectations of the investment community;

            g. the volume of our shares typically traded in any trading session;

            h.    our purchases in the market of our own shares;

            i. purchases and sales by our officers, directors, employees and affiliates; and

            j.    general market or economic conditions.



ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report of KPMG LLP and the Consolidated Financial Statements of Syntellect Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, follow:

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Syntellect Inc.:

     We have audited the accompanying consolidated balance sheets of Syntellect Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntellect Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                        /S/ KPMG LLP

Phoenix, Arizona
February 7, 2001

                        SYNTELLECT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    2000            1999
                                                                                                  --------        --------
                                            ASSETS
 Current assets:
    Cash and cash equivalents .............................................................       $  7,334        $  6,184
    Short-term investments ($75 restricted at December 31, 2000 and $100 restricted
      at December 31, 1999) ................................................................             75             100
    Marketable securities ($1,001 restricted at December 31, 1999) ........................             --           1,001
    Trade receivables, net of allowance for doubtful accounts of $225 and $784 at
      December 31, 2000 and 1999, respectively ............................................         12,423           9,999
    Other receivables .....................................................................              9           1,406
    Note receivable .......................................................................             57              --
    Inventories ...........................................................................          1,415           2,041
    Prepaid expenses ......................................................................            711             677
                                                                                                  --------        --------
           Total current assets ...........................................................         22,024          21,408
                                                                                                  --------        --------
 Property and equipment, net ..............................................................          3,814           4,787
 Note receivable, non-current portion .....................................................            270              --
 Other assets .............................................................................            993              29
                                                                                                  --------        --------
                Total assets ..............................................................       $ 27,101        $ 26,224
                                                                                                  ========        ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable ......................................................................       $  2,934        $  1,873
    Accrued liabilities ...................................................................          3,186           3,268
    Customer deposits .....................................................................          2,916           3,238
    Deferred revenue ......................................................................          6,421           2,914
    Capital lease obligations .............................................................            151             248
                                                                                                  --------        --------
           Total current liabilities ......................................................         15,608          11,541
                                                                                                  --------        --------
 Capital lease obligations, less current portion ..........................................            316             293
                                                                                                  --------        --------
           Total liabilities ..............................................................         15,924          11,834
                                                                                                  --------        --------
 Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 2,500,000 shares; no shares issued or
      outstanding .........................................................................             --              --
    Common stock, $.01 par value. Authorized 25,000,000 shares; issued 14,505,298 and
      13,899,487, respectively ............................................................            145             139
    Additional paid-in capital ............................................................         62,311          61,177
    Accumulated deficit ...................................................................        (39,696)        (41,938)
    Accumulated other comprehensive loss ..................................................           (169)            (32)
                                                                                                  --------        --------
                                                                                                    22,591          19,346
 Treasury stock, at cost, 3,332,432 and 1,885,732 shares, respectively ....................        (11,414)         (4,956)
                                                                                                  --------        --------
           Total shareholders' equity .....................................................         11,177          14,390
                                                                                                  --------        --------
 Commitments and contingencies (Notes 7 and 8)

 Total liabilities and shareholders' equity ...............................................       $ 27,101        $ 26,224
                                                                                                  ========        ========

          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             2000            1999            1998
                                                           --------        --------        --------
 Net revenues:
    Licenses and hardware .............................    $ 20,906        $ 17,092        $ 18,395
    Services ..........................................      21,412          23,007          20,633
    Hosted services ...................................       5,714           7,732           8,925
                                                           --------        --------        --------
           Total net revenues .........................      48,032          47,831          47,953
                                                           --------        --------        --------
 Cost of revenues:
    Licenses and hardware .............................       5,509           6,188           7,506
    Services ..........................................      10,226          13,441          10,127
    Hosted services ...................................       4,002           5,083           5,025
                                                           --------        --------        --------
           Total cost of revenues .....................      19,737          24,712          22,658
                                                           --------        --------        --------
 Gross margin .........................................      28,295          23,119          25,295
                                                           --------        --------        --------
 Operating expenses:
    Selling, marketing and administrative .............      22,824          21,343          22,924
    Research and development ..........................       3,230           4,448           5,573
                                                           --------        --------        --------
           Total operating expenses ...................      26,054          25,791          28,497
                                                           --------        --------        --------
           Operating income (loss) ....................       2,241          (2,672)         (3,202)
                                                           --------        --------        --------
 Other income (expense), net:
    Interest income, net ..............................         278             264             629
    Gain on sale of Dialer product line ...............          --             509              --
    Other income (expense), net .......................         (22)             33             (45)
                                                           --------        --------        --------
           Total other income, net ....................         256             806             584
                                                           --------        --------        --------
           Income (loss) before income taxes ..........       2,497          (1,866)         (2,618)

 Income tax expense ...................................         255              --              --
                                                           --------        --------        --------
           Net income (loss) ..........................    $  2,242        $ (1,866)       $ (2,618)
                                                           ========        ========        ========
 Earnings (loss) per common share -- basic ............    $   0.19        $   (.14)       $   (.19)
                                                           ========        ========        ========
 Earnings (loss) per common share -- diluted ..........    $   0.18        $   (.14)       $   (.19)
                                                           ========        ========        ========
 Weighted average shares -- basic .....................      11,742          13,034          13,441
                                                           ========        ========        ========
 Weighted average shares -- diluted ...................      12,699          13,034          13,441
                                                           ========        ========        ========
 Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment ..........        (137)             (5)             16
     Unrealized gain (loss) on marketable securities ..          --              (6)             12
                                                           --------        --------        --------

 Other comprehensive income (loss) ....................        (137)            (11)             28
                                                           --------        --------        --------
 Comprehensive income (loss) ..........................    $  2,105        $ (1,877)       $ (2,590)
                                                           ========        ========        ========


          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       COMMON STOCK           ADDITIONAL
                                                                                $.01 PAR       PAID-IN      DEFERRED    ACCUMULATED
                                                                    SHARES        VALUE        CAPITAL    COMPENSATION    DEFICIT
                                                                   ---------------------      ----------  ------------  -----------
         Balance at January 1, 1998 ...........................   13,576,761        $136       $60,727       $(33)       $(37,454)
 Issuance of common stock upon exercise of stock options ......        31,193         --            33         --              --
 Issuance of common stock under employee stock purchase plan ..        91,141          1           157         --              --
 Amortization of deferred compensation related to stock options            --         --            --         33              --
 Net loss .....................................................            --         --            --         --          (2,618)
 Foreign currency translation adjustment ......................            --         --            --         --              --
 Net unrealized holding gain on marketable securities .........            --         --            --         --              --
 Purchase of 3,500 shares of treasury stock ...................            --         --            --         --              --
                                                                   ----------       ----       -------       ----        --------
         Balance at December 31, 1998 .........................    13,699,095       $137       $60,917       $ --        $(40,072)
 Issuance of common stock upon exercise of stock options ......        97,825          1           158         --              --
 Issuance of common stock under employee stock purchase
     plan .....................................................       102,567          1           102         --              --
 Net loss .....................................................            --         --            --         --          (1,866)
 Foreign currency translation adjustment ......................            --         --            --         --              --
 Net unrealized holding loss on marketable securities .........            --         --            --         --              --
 Purchase of 1,706,500 shares of treasury stock ...............            --         --            --         --              --
                                                                   ----------       ----       -------       ----        --------
         Balance at December 31, 1999 .........................    13,899,487       $139       $61,177       $ --        $(41,938)
 Issuance of common stock upon exercise of stock options ......       494,942          5           820         --              --
 Issuance of common stock under employee stock purchase
     plan .....................................................       110,869          1           314         --              --
 Net income ...................................................            --         --            --         --           2,242
 Foreign currency translation adjustment ......................            --         --            --         --              --
 Purchase of 1,425,000 shares of treasury stock ...............            --         --            --         --              --
                                                                   ----------       ----       -------       ----        --------
         Balance at December 31, 2000 .........................    14,505,298       $145       $62,311       $ --        $(39,696)
                                                                   ==========       ====       =======       ====        ========


                                                                         ACCUMULATED                        TOTAL
                                                                       COMPREHENSIVE      TREASURY       SHAREHOLDERS'
                                                                       INCOME (LOSS)       STOCK           EQUITY
                                                                       -------------     ----------      -------------
         Balance at January 1, 1998 ...........................        $     (49)        $   (1,141)       $   22,186
 Issuance of common stock upon exercise of stock options ......                --                --                33
 Issuance of common stock under employee stock purchase plan ..                --                --               158
 Amortization of deferred compensation related to stock options                --                --                33
 Net loss .....................................................                --                --            (2,618)
 Foreign currency translation adjustment ......................                16                --                16
 Net unrealized holding gain on marketable securities .........                12                --                12
 Purchase of 3,500 shares of treasury stock ...................                --                (7)               (7)
                                                                       ----------        ----------        ----------
         Balance at December 31, 1998 .........................        $      (21)       $   (1,148)       $   19,813
 Issuance of common stock upon exercise of stock options ......                --                --               159
 Issuance of common stock under employee stock purchase
     plan .....................................................                --                --               103
 Net loss .....................................................                --                --            (1,866)
 Foreign currency translation adjustment ......................                (5)               --                (5)
 Net unrealized holding loss on marketable securities .........                (6)               --                (6)
 Purchase of 1,706,500 shares of treasury stock ...............                --            (3,808)           (3,808)
                                                                       ----------        ----------        ----------
         Balance at December 31, 1999 .........................        $      (32)       $   (4,956)       $   14,390
 Issuance of common stock upon exercise of stock options ......                --                --               825
 Issuance of common stock under employee stock purchase
     plan .....................................................                --                --               315
 Net income ...................................................                --                --             2,242
 Foreign currency translation adjustment ......................              (137)                               (137)
 Purchase of 1,425,000 shares of treasury stock ...............                --            (6,458)           (6,458)
                                                                       ----------        ----------        ----------
         Balance at December 31, 2000 .........................        $     (169)       $  (11,414)       $   11,177
                                                                       ==========        ==========        ==========


          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                               2000            1999            1998
                                                                             --------        --------        --------
 Cash flows from operating activities:
    Net income (loss) ................................................       $  2,242        $ (1,866)       $ (2,618)
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
         Loss on sale of property, plant, and equipment ..............             49              --              --
         Depreciation and amortization ...............................          1,817           2,489           2,538
         Provision for doubtful accounts .............................            318           1,806             597
         Stock option compensation expense ...........................             --              --              33
         Increase in accounts receivable .............................         (1,847)         (2,009)           (905)
         (Increase) decrease in inventories ..........................            626             932            (380)
         Increase (decrease) in accounts payable .....................          1,061            (687)            400
         Decrease in accrued liabilities .............................            (82)            (10)         (2,193)
         Increase (decrease) in deferred revenue .....................          3,507             197            (480)
         Change in other assets and liabilities ......................           (916)            447           1,772
                                                                             --------        --------        --------
         Net cash provided by (used in) operating activities .........          6,775           1,299          (1,236)
                                                                             --------        --------        --------
 Cash flows from investing activities:
    Purchase of marketable securities ................................             --         (14,190)        (23,289)
    Maturities of marketable securities ..............................          1,026          21,381          23,236
    Purchase of property and equipment ...............................         (1,015)         (1,713)         (1,988)
    Proceeds from notes receivable ...................................             --              --           4,217
    Proceeds from sale of property and equipment .....................            254              --              --
                                                                             --------        --------        --------
         Net cash provided by investing activities ...................            265           5,478           2,176
                                                                             --------        --------        --------
 Cash flows from financing activities:
    Proceeds from sale of common stock ...............................          1,140             262             191
    Purchase of treasury stock .......................................         (6,458)         (3,808)             (7)
    Payments on capital lease obligations ............................           (435)           (278)           (194)
                                                                             --------        --------        --------
         Net cash used in financing activities .......................         (5,753)         (3,824)            (10)
 Effect of exchange rates on cash ....................................           (137)             (5)             16
                                                                             --------        --------        --------
 Net increase in cash and cash equivalents ...........................          1,150           2,948             946
 Cash and cash equivalents at beginning of year ......................          6,184           3,236           2,290
                                                                             --------        --------        --------
 Cash and cash equivalents at end of year ............................       $  7,334        $  6,184        $  3,236
                                                                             ========        ========        ========
 Supplemental disclosure of cash flow information:
         Cash paid for interest ......................................       $     57        $     47        $     68
                                                                             ========        ========        ========

         Cash paid for income taxes ..................................       $     20        $     29        $      2
                                                                             ========        ========        ========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired under capital leases:                        $    362        $    134        $    166


          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


(1) Summary of Significant Accounting Policies

   Nature of Business and Principles of Consolidation

     Syntellect Inc. and its wholly-owned subsidiaries ("Syntellect" or the "Company") develops, markets, and integrates voice and information processing software and application software worldwide. The Company offers an inbound voice processing product line, a worldwide distribution network, and a vertical market focus in the financial services, media, telecommunications and healthcare industries. Syntellect also provides interactive transaction-based Hosted Services for those customers who prefer to outsource their voice processing applications, including cable and satellite pay-per-view orders, dial express, site locator, call redirect, and lead capture.

     The consolidated financial statements include the accounts of Syntellect Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   Revenue Recognition

     Syntellect recognizes revenue from sales of Licenses and Hardware, and Services in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Revenues from Hosted Services are recognized in accordance with SAB No. 101. These statements require that revenue be recognized when each of the following four conditions has been met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the seller's price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

   Cash Equivalents

     Cash equivalents consist of money market accounts and overnight deposits with original maturities of three months or less.

   Short-term Investments

     Short-term investments are comprised of certificate of deposits with maturity dates between three and twelve months. These certificate of deposits are restricted as of December 31, 2000 and 1999.

   Marketable Securities

     Marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based on market quotes with any net unrealized holding gain or loss included in the consolidated financial statements as a component of shareholders' equity until realized.

                        SYNTELLECT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

     The Company accounts for impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   Warranty Expense

     Syntellect generally provides customers with product warranties for periods ranging from one month to six months after shipment. The Company has provided a reserve for estimated warranty expense at time of sale.

   Product Development

     Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Because Syntellect believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

   Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


   Stock Based Compensation

     In accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123").

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB 25)." This interpretation clarifies the application of APB. No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation was effective July 1, 2000 and did not have a material effect on the Company's consolidated financial statements.

   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company has adopted the provision of both SFAS No. 133 and No. 138 as of January 1, 2001, and believes that such adoption will not have a material effect on the Company's consolidated financial statements

   Reclassifications

     Certain 1998 and 1999 balances have been reclassified to conform to 2000 presentation.


 (2) Disposition of Syntellect Network Systems Inc. Subsidiary

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

(3) Marketable Securities

     The Company has classified all marketable securities as available-for-sale at December 31, 1999. The amortized cost, gross unrealized holding gains and losses and fair value of the available-for-sale securities by major security type are as follows:

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


                                                       (IN THOUSANDS)
                                                      GROSS       GROSS
                                                      UNREALIZED  UNREALIZED
                                          AMORTIZED   HOLDING     HOLDING     FAIR
                                            COST      GAINS       LOSSES      VALUE
     As of December 31, 1999
Mortgage-backed securities: restricted       $1,001   $     --    $      --   $ 1,001
                                             ======   ========    =========   =======

     All marketable securities held at December 31, 1999 have contractual maturities of one year or less.


 (4) Inventories

     Inventories consist of the following:

                                                        (IN THOUSANDS)
                                                         DECEMBER 31,
                                                      2000           1999
                                                    -------        -------
 Finished goods .............................       $   507        $   705
 Purchased components .......................           460            611
 Repair, warranty and maintenance inventories           621          1,600
                                                    -------        -------
                                                      1,588          2,916
 Less reserve for obsolescence ..............          (173)          (875)
                                                    -------        -------
                                                    $ 1,415        $ 2,041
                                                    =======        =======

      The Company contracts with several third parties to perform on-site hardware maintenance for customers in certain geographic areas. Inventory held by the Company for the third party maintenance program is included in repair, warranty and maintenance inventory.


 (5) Property and Equipment

     Property and equipment consist of the following:

                                                            (IN THOUSANDS)
                                                             DECEMBER 31,
                                                          2000            1999
                                                      --------        --------
 Furniture, fixtures and computer equipment ...       $  6,184        $  6,141
 Hosted Services equipment ....................          6,430           6,246
 Leasehold improvements .......................            475             528
                                                      --------        --------
                                                        13,089          12,915
 Less accumulated depreciation and amortization         (9,275)         (8,128)
                                                      --------        --------
                                                      $  3,814        $  4,787
                                                      ========        ========

     During 2000 and 1999, the Company wrote off certain fully depreciated property and equipment.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


(6) Accrued Liabilities

     Accrued liabilities consist of the following:

                                          (IN THOUSANDS)
                                            DECEMBER 31,
                                         2000         1999
                                         ------       ------
 Accrued compensation and benefits       $1,914       $2,299
 Accrued legal and accounting ....          154          226
 Accrued royalties ...............          120          138
 Other accrued liabilities .......          998          605
                                         ------       ------
                                         $3,186       $3,268
                                         ======       ======


 (7) Credit Facilities and Lease Commitments

     Credit facilities:

      On October 11, 2000, the Company entered into a $4 million revolving line of credit agreement with a financial institution. The purpose for this line of credit is to fund general operations. At December 31, 2000, the Company violated certain restricted covenants pertaining to the line of credit agreement. However, the financial institution waived these violations. At December 31, 2000, the Company had no outstanding borrowings under the line of credit. The Company also uses a letter of credit, secured by a $75,000 certificate of deposit, to secure the lease on its Chicago facility.

     Capital leases consist of the following:

                                                                                 (IN THOUSANDS)
                                                                                   DECEMBER 31,
                                                                                2000         1999
                                                                                ----         ----
 Capital lease obligations with interest ranging from 9% to
    10%, collateralized by equipment ....................................       $ 467        $ 541
 Less current portion ...................................................        (151)        (248)
                                                                                -----        -----
                                                                                $ 316        $ 293
                                                                                =====        =====

     Equipment held under capital lease is included in property and equipment as follows:

                                                     (IN THOUSANDS)
                                                       DECEMBER 31,
                                                   2000           1999
                                                  -------        -------
 Furniture, fixtures and computer equipment       $   664        $ 1,203
 Less accumulated amortization ............          (183)          (716)
                                                  =======        =======
                                                  $   481        $   487
                                                  =======        =======

      The Company leases office facilities and various equipment under non-cancelable operating leases that expire at various dates through 2005. In March 2000, the Company entered into a five year lease for a new 37,301 square foot office facility in Phoenix. The lease commenced in July 2000 at an initial monthly rate of $63,500. Rental expense under operating leases was $1.2 million in 2000, $1.6 million in 1999, and $1.8 million in 1998. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments at December 31, 2000 are as follows:

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


                                                              (IN THOUSANDS)
                         YEAR                         CAPITAL LEASES    OPERATING LEASES
                         ----                         --------------    ----------------
               2001.................................       $   188           $1,228
               2002.................................           134            1,258
               2003.................................            93            1,152
               2004.................................            93            1,152
               2005.................................            54            1,152
                                                           -------         --------
               Total minimum lease payments.........       $   562         $  5,942
                                                           -------         ========
               Less amounts representing interest...           (95)
                                                           --------
               Net minimum lease payments...........       $   467
                                                           =======


(8) Litigation

     Syntellect is involved in various legal proceedings and claims arising in the ordinary course of business. The Company is not currently a party to any material pending legal proceedings.


(9) Shareholders' Equity

   Stock Option Plans

     Syntellect maintains various stock option plans for employees, consultants and non-employee directors as follows:

     Syntellect adopted a stock option plan in 1984 that provides for the issuance of up to 1,590,000 shares of common stock to employees under incentive and non-statutory stock option grants. The plan was amended in July 1994 to include Syntellect's consultants and advisors as eligible participants. Incentive stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. Non-statutory stock options may be granted with an exercise price not less than 50% of the fair market value of the common stock at the date of grant. The options generally become exercisable over a 50 month period commencing at the date of grant and expire in ten years. The plan was amended on February 17, 1998 to accelerate the vesting of outstanding options in the event of a change in control and to delete certain other language. As of December 31, 1995, all options under this plan have been granted.

     Syntellect adopted a long-term incentive plan effective February 1, 1995, which has been amended through June 1, 2000. The plan originally provided for the issuance of up to 750,000 shares of common stock to employees, consultants and advisors under incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock, dividend equivalents and other stock-based awards. On May 20, 1997, the number of shares authorized for issuance under the plan increased from 750,000 to 1,500,000, and on June 1, 2000 increased to 2,100,000. Incentive stock options may be granted with an exercise price to be determined by the Board of Directors, that is not less than the fair market value of the common stock at the date of grant and their terms may not exceed ten years from the date of grant. Options generally become exercisable over a 50 month period commencing at the date of grant and expire in ten years. The plan terminates in February 2005.

     Syntellect adopted a non-employee director stock plan in 1995 that provides for the issuance of up to 50,000 shares of common stock to eligible participants under non-qualified stock option grants. On May 21, 1998, the number of shares authorized for issuance under the plan increased from 50,000 to 150,000. Under the plan, non-employee directors are granted a one-time option to purchase 10,000 shares upon election or appointment to the Board of Directors and an annual option to purchase a specified number of additional shares. On June 1, 2000, the

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


number of additional shares specified for the annual option grant was increased from 2,000 shares per year to 5,000 shares. Options may be granted with an exercise price not less than the fair market value on the date of grant and expire six years from the date of grant. The one time grant to purchase 10,000 shares vests as follows: 24% one year after the date of grant with the remainder vesting at the rate of 2% per month over the following 38 months. The annual option grants to purchase 5,000 shares vest in full one year after the date of grant. The plan has no scheduled termination date.

     At December 31, 2000, 902,147 options with a weighted average exercise price of $2.45 were exercisable under the above plans at prices ranging from $0.87 to $7.00. A summary of the combined stock option activity for all plans during the three-year period ended December 31, 2000 is as follows:

                                                          OPTIONS
                                             ------------------------------------------------
                                                                             WEIGHTED AVERAGE
                                                                              EXERCISE PRICE
                                             AVAILABLE   OUTSTANDING                PER
                                              FOR GRANT   OPTIONS                  OPTION
                                             ----------  -----------         ----------------
Balance, December 31, 1997..............       708,547   1,745,584               $ 2.92
     Increase in reserved shares........       100,000          --                   --
     Granted............................      (729,300)    729,300                 1.77
     Canceled...........................       405,219    (405,219)                3.48
     Exercised..........................            --     (31,193)                1.73
     Plan shares expired................       (36,788)         --                   --
                                               -------   ---------
Balance, December 31, 1998..............       447,678   2,038,472               $ 2.42
     Granted............................      (740,500)    740,500                 1.95
     Canceled...........................       656,733    (656,733)                3.01
     Exercised..........................          -  -     (97,825)                1.63
     Plan shares expired................        (4,420)         --                   --
                                               -------   ---------
Balance, December 31, 1999..............       359,491   2,024,414               $ 2.09
     Increase in reserved shares........       600,000          --                   --
     Granted............................      (804,400)    804,400                 4.95
     Canceled...........................       221,475    (221,475)                2.99
     Exercised..........................            --    (494,942)                1.67
     Plan shares expired................       (92,986)         --                   --
                                               -------   ---------
Balance, December 31, 2000..............       283,580   2,112,397               $ 3.19
                                               =======   =========


                                                                      2000        1999         1998
                                                                      ----        ----         ----

 Options exercisable at year-end (in thousands) ..................       902      1,135        1,156
 Weighted average fair value of options granted during the year...      3.74     $ 1.21       $ 1.23

      The following table summarizes information about stock options outstanding at December 31, 2000:


                                        Weighted Average
                                            Remaining          Weighted                           Weighted
 Range of Exercise        Options       Contractual Life        Average          Options          Average
       Prices           Outstanding         in Years        Exercise Price     Exercisable     Exercise Price
------------------      -----------     -----------------   --------------     -----------     --------------
$ 0.87  --  $ 1.94            941,137          7.1              $ 1.46               531,337       $ 1.26
$ 2.25  --  $ 3.75            263,760          6.3              $ 2.90               194,288       $ 3.01
$ 4.38  --  $ 5.13            558,700          8.9              $ 4.69                88,389       $ 4.57
$ 5.25  --  $ 7.00            348,800          8.1              $ 5.64                88,133       $ 6.26
                            ---------          ---              ------               -------       ------
$ 0.87  --  $ 7.00          2,112,397          7.6              $ 3.19               902,147       $ 2.45
                            =========          ===              ======               =======       ======

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


     Syntellect has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for Syntellect's stock option grants and stock purchase plan discussed below been determined based on the fair value at the grant date, as prescribed by the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been:

                                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                     2000            1999             1998
                                                                                   ---------       ---------        ---------
 Net income (loss) -- as reported ..........................................       $   2,242       $  (1,866)       $  (2,618)
 Net income (loss) -- pro forma ............................................       $     970       $  (2,092)       $  (3,143)
 Net income (loss) per common share -- basic as reported ...................       $    0.19       $   (0.14)       $   (0.19)
 Net income (loss) per common share -- pro forma ...........................       $    0.08       $   (0.16)       $   (0.23)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

     Expected dividend yield..................................                0%           0%            0%
     Expected stock price volatility..........................               95%          87%           87%
     Risk-free interest rate..................................             6.17%        5.98%          5.7%
     Expected life of options.................................           5 years      5 years    2.35 years


   Employee Stock Purchase Plan

     Syntellect has an employee stock purchase plan that provides for the purchase of up to 800,000 shares of common stock. The number of shares was increased by 400,000 as approved by the shareholders on May 21, 1998. Under the plan, eligible participants may purchase common stock semi-annually at the lower of 85% of the fair market value on either the first day or last day of the offering period, whichever is lower. During 2000, 52,087 and 58,782 shares were purchased at $2.55 and $3.08 per share, respectively. During 1999, 57,101 and 45,466 shares were purchased at $0.96 and $1.06 per share, respectively. During 1998, 49,825 and 41,316 shares were purchased at $1.59 and $1.91 per share, respectively. At December 31, 2000, 123,360 shares of common stock were available for issuance under the plan. Amounts that would be expensed under SFAS No. 123 are included in pro forma net income (loss) above.


(10) Employee Benefit Plans

Effective January 1, 1997, Syntellect adopted a 401(k) plan covering all eligible employees of the Company. Under the plan, participants may contribute up to 15% of their total compensation, subject to certain limitations. For the years ended December 31, 1999 and 1998, the Company provided matching contributions equal to one third of employee contributions up to a maximum of 7% of the employee's total compensation. In November 1999, the Board of Directors moved to amend the plan so as to qualify it as a 401(k) Safe Harbor Plan, effective January 1, 2000. Per the amendment, the Company matched each employee's elective deferral up to 4% of compensation, subject to Internal Revenue Service limitations, for the year 2000 and will continue to do so. All such qualified matchings are immediately 100% vested. Syntellect made matching contributions to the 401(k) plan of $451,000 in 2000, $260,000 in 1999, and $249,000 in 1998. The matching contribution is subject to annual review and adjustment by the Board of Directors. Additional discretionary contributions may also be made to the plan in amounts determined by the Board of Directors.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


(11) Income Taxes

     The provision for income taxes includes income taxes currently payable (receivable) and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

     Income (loss) before income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                            (IN THOUSANDS)
                                 2000           1999           1998
                                -------        -------        -------
 U.S. operations ........       $ 1,270        $(2,938)       $(3,603)
 International operations           972          1,072            985
                                -------        -------        -------
                                $ 2,242        $(1,866)       $(2,618)
                                =======        =======        =======

     The components of income tax expense are as follows:

                                       (IN THOUSANDS)
                             2000           1999           1998
                           ------       --------       --------
  Federal................    $ 69       $     --       $     --
  Foreign................     186             --             --
  State..................      --             --             --
                           ------       --------       --------
                           $  255       $     --       $     --
                           ======       ========       ========

 Current.................    $255             --             --
 Deferred................      --             --             --
                           ------       --------       --------
                           $  255       $     --       $     --
                           ======       ========       ========


     Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:


                                                                                                 (IN THOUSANDS)
                                                                                      2000           1999           1998
                                                                                     -------        -------        -------
 Computed "expected" income tax expense (benefit) ............................       $   849        $  (634)       $  (890)
 Increase (decrease) in income tax expense resulting from:
      State income tax benefit net of federal income tax effect ..............            --             --           (146)
      Increase (decrease) in valuation allowance .............................          (675)           916          1,349
      Utilization of foreign net operating losses not previously recognized ..            --           (364)          (306)
      Other, net .............................................................            81             82             (7)
                                                                                     -------        -------        -------

           Total income tax expense ..........................................       $   255        $    --        $    --
                                                                                     =======        =======        =======


     The income tax effects of temporary differences that give rise to the Company's deferred income tax assets are as follows:

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


                                                                      (IN THOUSANDS)
                                                                   2000            1999
                                                                 --------        --------
 Deferred income tax assets:
 Net operating loss and tax credit carry-forwards ........       $ 13,863        $ 13,402
 Warranty and inventory allowances .......................            104           1,086
 Accrued expenses ........................................            810             747
 Allowance for doubtful accounts .........................             82             321
 Property and equipment due to differences in depreciation             28              --
                                                                 --------        --------
 Gross deferred income tax assets ........................         14,887          15,556
                                                                 --------        --------
 Less valuation allowance ................................        (14,887)        (15,556)
                                                                 --------        --------
 Net deferred income tax asset ...........................       $     --        $     --
                                                                 ========        ========

      The decrease and increase in the valuation allowance for the net deferred income tax asset for the years ended December 31, 2000 and 1999 were $ 669,000 and $916,000 respectively. Under SFAS No. 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carry-forwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the income tax benefits will be realized. Realization of income tax benefits of deductible temporary differences and operating loss and tax credit carry-forwards depends on having sufficient taxable income within the carry-back and carry-forward periods. Sources of taxable income that may allow for realization of income tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations.

     As of December 31, 2000 the Company had net operating loss, investment tax credit, alternative minimum tax credit and research and development tax credit carry-forwards of approximately $31.2 million, $15,000, $152,000, and $1.2 million, respectively, which expire at various dates through the year 2019.


(12) Business Segments, Geographic Data and Major Customers

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

     Effective for financial statements for fiscal periods beginning after December 15, 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating business segments. The Company evaluates its business and allocates resources based on revenues and income (loss) by segment. An operating business segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. The Company has three operating business segments in 2000, 1999 and 1998 which are organized around differences in products and services: Licenses and Hardware; Services; and Hosted Services.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998



                                                            (IN THOUSANDS)
                                        LICENSES &                      HOSTED
YEAR ENDED DECEMBER 31, 2000            HARDWARE        SERVICES        SERVICES          TOTAL
----------------------------            --------        --------        --------          -----
  Revenues from customers               $ 20,906        $ 21,412        $  5,714        $ 48,032
  Depreciation and amortization              811             406             600           1,817
  Segment income (loss) before
     income taxes                          2,343             742            (588)          2,497
  Expenditures for segment assets            557             274             184           1,015

 AS OF DECEMBER 31, 2000
  Segment assets                        $ 13,566        $ 10,316        $  3,219        $ 27,101
  Capital lease obligation                   312             155              --             467

 YEAR ENDED DECEMBER 31, 1999
  Revenues from customers               $ 17,092        $ 23,007        $  7,732        $ 47,831
  Depreciation and amortization            1,311             656             522           2,489
  Segment loss before income taxes        (1,540)            (42)           (284)         (1,866)
  Expenditures for segment assets            561             276             876           1,713

 AS OF DECEMBER 31, 1999
  Segment assets                        $ 11,956        $ 10,542        $  3,726        $ 26,224
  Capital lease obligation                   362             179              --             541

 YEAR ENDED DECEMBER 31, 1998
  Revenues from customers               $ 18,395        $ 20,633        $  8,925        $ 47,953
  Depreciation and amortization            1,268             625             645           2,538
  Segment income (loss) before
     income taxes                         (3,829)            311             900          (2,618)
  Expenditures for segment assets            719             354             915           1,988

 AS OF DECEMBER 31, 1998
  Segment assets                        $ 16,208        $ 12,094        $  3,831        $ 32,133
  Capital lease obligation                   459             226              --             685

   Net revenues, by geographic area, for the three-year period ended December 31, 2000 are as follows:

                                  (IN THOUSANDS)
 Geographic Area         2000          1999          1998
 ---------------       -------       -------       -------

 United States         $33,257       $38,885       $37,471
 United Kingdom         13,901         8,335         8,448
 Other                     874           611         2,034
                       -------       -------       -------
                       $48,032       $47,831       $47,953
                       =======       =======       =======

     No single customer accounted for more than 10% of the Company's revenues in 2000, 1999 or 1998.

                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


      Long lived assets, by geographic area, for the two-year period ended December 31, 2000 are as follows:

                           (IN THOUSANDS)
 Geographic Area        2000         1999
 ---------------       ------       ------
 United States         $3,692       $4,579
 United Kingdom           122          208
                       ------       ------
                       $3,814       $4,787
                       ======       ======

     The Company conducted business with a major media company who was also a significant shareholder of the Company during the year ended 1998. Revenues from this customer in 1998 were $1.4 million, $0.8 million in 1999, and $0.1 million in 2000.


(13) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that Syntellect disclose estimated fair values for its financial instruments. The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The carrying amount of short-term investments approximates fair value due to the liquidity of the investments and their maturities which are less than or equal to twelve months. The fair value of marketable securities classified as available-for-sale is based on quoted market prices at the reporting date for those or similar investments. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year-end.


(14) Supplemental Financial Information

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 2000, 1999 and 1998 follows:

                                                         (IN THOUSANDS)
                                                          CHARGED
                                            BALANCE AT    TO COSTS                      BALANCE
                                            BEGINNING       AND                         AT END
                                            OF YEAR       EXPENSES      DEDUCTIONS     OF YEAR
                                            ----------    --------      ----------     -------
Allowance for doubtful accounts:
    2000                                    $   784       $   318        $  (877)       $   225
    1999                                    $   932       $ 1,806        $(1,954)       $   784
    1998                                    $ 1,199       $   597        $  (864)       $   932



                        SYNTELLECT INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


(15) Quarterly Results of Operations (Unaudited)


Year ended December 31, 2000
                                                                  (in thousands)

                                        First Quarter     Second Quarter     Third Quarter     Fourth Quarter
-------------------------------------------------------------------------------------------------------------
Net revenues                                  $12,718          $  12,061       $  11,695           $  11,558
Gross profit                                    6,867              7,490           7,065               6,873
Operating income (loss)                         1,210                833             394                (196)
Net income (loss)                               1,197              1,001             476                (432)
Basic net income (loss) per share                 .10                .08             .04                (.04)
Diluted net income (loss) per share               .09                .08             .04                (.04)



Year ended December 31, 1999
                                        First Quarter      Second Quarter     Third Quarter    Fourth Quarter
-------------------------------------------------------------------------------------------------------------
Net revenues                                $  11,248          $  11,012       $  14,057           $  11,514
Gross profit                                    5,098              4,507           7,639               5,875
Operating income (loss)                        (1,669)            (2,838)          1,586                 249
Net income (loss)                              (1,589)            (2,739)          2,133                 329
Basic net income (loss) per share                (.12)              (.20)            .16                 .03
Diluted net income (loss) per share              (.12)              (.20)            .16                 .03

      Net revenues for the quarter ended September 30, 2000 as originally filed on Form 10-Q were $12,424 and are hereby restated to $11,695. This is to reflect accounting standards guidelines governing revenue recognition from the sale of licensing of software that require $654 to be recognized in the fourth quarter of 2000 and $75 in 2001 or when earned.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III


 ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our continuing directors and nominees is set forth under the caption "Information Concerning Directors and Nominees" in our Proxy Statement for our 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") which we are incorporating by reference into this Annual Report. We have set forth information concerning our executive officers in Part I of this Annual Report and information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement. With the exception of the foregoing information and other information specifically incorporated by reference into this Annual Report, we are not filing the 2001 Proxy Statement as a part of this Annual Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     We are incorporating by reference in this Annual Report the information available under the caption "Executive Compensation" in our 2001 Proxy Statement. We are not incorporating by reference, however, the information found under caption "Board Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" in our 2001 Proxy Statement.


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We are incorporating by reference in this Annual Report the information regarding security ownership of certain of our beneficial owners and management furnished under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.



                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS - INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Syntellect Inc. and subsidiaries, related notes, and independent auditors report are filed as part of this Annual Report:

                                                                                                          PAGE
                                                                                                         NUMBERS
                                                                                                         IN OUR
                                                                                                          2000
                                                                                                         ANNUAL
                                                                                                         REPORT
Independent Auditors' Report -- KPMG LLP                                                                   23
Consolidated Balance Sheets -- December 31, 2000 and 1999                                                  24
Consolidated Statements of Operations and Comprehensive Income -- Years ended December 31, 2000,
    1999 and 1998                                                                                          25
Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2000, 1999 and 1998            26
Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998                      27
Notes to Consolidated Financial Statements                                                                 28

     (a) 2. FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

     (a) 3. EXHIBITS


  EXHIBIT                                                            PAGE NUMBERS IN OUR 2000 ANNUAL REPORT OR
    NO.                 DESCRIPTION                                              METHOD OF FILING
  -------               -----------                                  ------------------------------------------
(2)(i)      Agreement and Plan of Reorganization as of            Incorporated by reference to Exhibit No. 2 to
            December 6, 1995, between Syntellect Inc.,            Syntellect's Registration Statement on
            Syntellect Acquisition Co., and Pinnacle              Form S-4 dated February 9, 1996 (the "S-4")
            Investment Associates Inc.

(2)(ii)     Form of Affiliate Agreement between Syntellect        Incorporated by reference to Exhibit No. 10.10
            Inc. and affiliates of Pinnacle Investment            to Syntellect's S-4
            Associates Inc.

(3)(i)(a)   Restated Certificate of Incorporation of              Incorporated by reference to Exhibit No. 3-A
            Registrant, filed with the Delaware Secretary of      to Syntellect's Registration Statement on
            State on April 2, 1990                                Form S-1 dated February 23, 1995
                                                                  (the "S-1")

(3)(i)(b)   Certificate of Amendment to Restated Certificate      Incorporated by reference to Exhibit
            of Incorporation of Registrant, filed with the        No. 3.1(b) to Syntellect's S-4
            Delaware Secretary of State on May 18, 1993

(3)(i)(c)   Certificate of Amendment to Restated Certificate      Incorporated by reference to Exhibit 3.1(c) to
            of Incorporation of Registrant filed with the         Syntellect's 1995 Form 10-K
            Delaware Secretary of State on March 14, 1996

(3)(ii)     Amended and Restated Bylaws of Registrant as of       Filed Herewith
            February 13, 2001

(4)         Specimen Certificate representing Common Stock        Incorporated by reference to Exhibit No. 4 to
                                                                  Amendment No. 1 of Syntellect's S-1

(10)(i)     Syntellect Inc. Restated Stock Option Plan (as        Filed Herewith
            amended through February 17, 1998)

(10)(ii)    Syntellect Inc. 1990 Employee Stock Purchase Plan     Filed Herewith
            (as amended through May 21, 1998)

(10)(iii)   Syntellect Inc. Long-term Incentive Plan (as          Filed Herewith
            amended through June 1, 2000)

(10)(iv)    Syntellect Inc. Executive 401(K) Plan                 Filed Herewith

(10)(v)     Syntellect Inc. Nonemployee Director Stock Plan (as   Filed Herewith
            amended through June 1, 2000)

(10)(vi)   Lease Agreement dated March 6, 2000 between Denali     Filed Herewith
           National Trust, Inc. and Syntellect Inc. for an
           office facility in Phoenix, Arizona

(10)(vii)  Form of Indemnification Agreement between              Incorporated by reference to Exhibit No. 10-L
           Syntellect and its directors and officers              to Syntellect's S-1

(10)(viii) Form of Registration Rights Agreement                  Incorporated by reference to Exhibit 10.13 to
                                                                  Syntellect's S-4

(11)       Statement Regarding Computation of Net Income (Loss)   Filed Herewith
           Per Share

(21)       Subsidiaries of Registrant                             Filed Herewith

(23)       Consents of Experts                                    Filed Herewith


     (b) REPORTS ON FORM 8-K.

     No Report on Form 8-K was filed during 2000.

     Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, Syntellect has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SYNTELLECT INC.

                                  By:  /S/   TIMOTHY P. VATUONE
                                       ------------------------------------
                                       Timothy P. Vatuone
                                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities of the dates indicated.



      NAME AND SIGNATURE                             TITLE                          DATE:
      ------------------                             -----                          -----
/S/  Anthony V. Carollo                  Chairman of the Board, Chief           March 29, 2001
-----------------------------            Executive Officer, President, and
ANTHONY V. CAROLLO                       Director
                                         (Principal Executive Officer)


/S/  Timothy P. Vatuone                  Vice President, Chief Financial        March 29, 2001
-----------------------------            Officer, Secretary and Treasurer
TIMOTHY P. VATUONE                       (Principal Financial Officer)


/S/  Charles F. Sonneborn III            Vice President and Controller          March 29, 2001
-----------------------------            (Principal Accounting Officer)
CHARLES F. SONNEBORN III


/S/  William P. Conlin                   Director                               March 29, 2001
-----------------------------
WILLIAM P. CONLIN


/S/  Michael R. Bruce                    Director                               March 29, 2001
-----------------------------
MICHAEL R. BRUCE


/S/  Michael D. Kaufman                  Director                               March 29, 2001
-----------------------------
MICHAEL D. KAUFMAN

                               INDEX TO EXHIBITS

  EXHIBIT                                                            PAGE NUMBERS IN OUR 2000 ANNUAL REPORT OR
    NO.                 DESCRIPTION                                              METHOD OF FILING
  -------               -----------                                  ------------------------------------------
(2)(i)      Agreement and Plan of Reorganization as of            Incorporated by reference to Exhibit No. 2 to
            December 6, 1995, between Syntellect Inc.,            Syntellect's Registration Statement on
            Syntellect Acquisition Co., and Pinnacle              Form S-4 dated February 9, 1996 (the "S-4")
            Investment Associates Inc.

(2)(ii)     Form of Affiliate Agreement between Syntellect        Incorporated by reference to Exhibit No.10.10
            Inc. and affiliates of Pinnacle Investment            to Syntellect's S-4
            Associates Inc.

(3)(i)(a)   Restated Certificate of Incorporation of              Incorporated by reference to Exhibit No. 3-A
            Registrant, filed with the Delaware Secretary of      to Syntellect's Registration Statement on
            State on April 2, 1990                                Form S-1 dated February 23, 1995
                                                                  (the "S-1")

(3)(i)(b)   Certificate of Amendment to Restated Certificate      Incorporated by reference to Exhibit
            of Incorporation of Registrant, filed with the        No. 3.1(b) to Syntellect's S-4
            Delaware Secretary of State on May 18, 1993

(3)(i)(c)   Certificate of Amendment to Restated Certificate      Incorporated by reference to Exhibit 3.1(c) to
            of Incorporation of Registrant filed with the         Syntellect's 1995 Form 10-K
            Delaware Secretary of State on March 14, 1996

(3)(ii)     Amended and Restated Bylaws of Registrant as of       Filed Herewith
            February 13, 2001

(4)         Specimen Certificate representing Common Stock        Incorporated by reference to Exhibit No. 4 to
                                                                  Amendment No. 1 of Syntellect's S-1

(10)(i)     Syntellect Inc. Restated Stock Option Plan (as        Filed Herewith
            amended through February 17, 1998)

(10)(ii)    Syntellect Inc. 1990 Employee Stock Purchase Plan     Filed Herewith
            (as amended through May 21, 1998)

(10)(iii)   Syntellect Inc. Long-term Incentive Plan (as          Filed Herewith
            amended through June 1, 2000)

(10)(iv)    Syntellect Inc. Executive 401(K) Plan                 Filed Herewith

(10)(v)     Syntellect Inc. Nonemployee Director Stock Plan (as   Filed Herewith
            amended through June 1, 2000)

(10)(vi)   Lease Agreement dated March 6, 2000 between Denali     Filed Herewith
           National Trust, Inc. and Syntellect Inc. for an
           office facility in Phoenix, Arizona

(10)(vii)  Form of Indemnification Agreement between              Incorporated by reference to Exhibit No. 10-L
           Syntellect and its directors and officers              to Syntellect's S-1

(10)(viii) Form of Registration Rights Agreement                  Incorporated by reference to Exhibit 10.13 to
                                                                  Syntellect's S-4

(11)       Statement Regarding Computation of Net Income (Loss)   Filed Herewith
           Per Share

(21)       Subsidiaries of Registrant                             Filed Herewith

(23)       Consents of Experts                                    Filed Herewith