Form 10-Q
period 2001-03-31
SYNTELLECT INC
filed 2001-05-15
CIK 758830

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0 - 18323

        SYNTELLECT INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0486871

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

        16610 N. Black Canyon Highway, Phoenix, Arizona 85053
(Address of principal executive offices)
(Zip Code)

        (602) 789-2800
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     NO

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      11,212,746 shares of common stock, $.01 par value per share, were outstanding on May 10, 2001

SYNTELLECT INC. AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -

March 31, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Operations -

Three Months Ended March 31, 2001 and March 31, 2000	4

Condensed Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2001 and March 31, 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosure about Market Risk	10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	11

SIGNATURES	12

EXHIBITS

Exhibit Index	12

Exhibit (11), Syntellect Inc., Computation of Net Income (Loss) Per Share	13

PART I --- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTELLECT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$5,958	$7,334

Short-term investments – restricted	75	75

Trade receivables, net of allowance for doubtful accounts of $230 and $225 at March 31, 2001 and December 31, 2000, respectively	6,669	12,423

Other receivables	9	9

Note receivable	58	57

Inventories, net	1,044	1,415

Prepaid expenses	1,121	711

Total current assets	14,934	22,024

Property and equipment, net	3,828	3,814

Note receivable, non-current portion	254	270

Other assets	951	993

Total assets	$19,967	$27,101

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,576	$2,934

Accrued liabilities	2,233	3,186

Customer deposits	1,012	2,916

Deferred revenue	3,717	6,421

Capital lease obligations	161	151

Total current liabilities	10,699	15,608

Capital lease obligations – less current portion	312	316

Total liabilities	11,011	15,924

Shareholders’ equity:

Preferred stock, $.01 par value per share. Authorized 2,500,000 shares; no shares issued or outstanding	—	—

Common stock, $.01 par value per share. Authorized 25,000,000 shares; issued 14,526,978 and 14,505,298, respectively	145	145

Additional paid-in capital	62,349	62,311

Accumulated deficit	(41,905)	(39,696)

Accumulated other comprehensive loss	(219)	(169)

	20,370	22,591

Treasury stock, at cost, 3,332,432 shares	(11,414)	(11,414)

Total shareholders’ equity	8,956	11,177

Total liabilities and shareholders’ equity	$19,967	$27,101

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	(unaudited)

	2001	2000

Net revenues:

Licenses and hardware	$3,625	$6,063

Services	5,635	5,305

Hosted services	1,086	1,350

Total net revenues	10,346	12,718

Cost of revenues:

Licenses and hardware	927	1,640

Services	3,314	3,150

Hosted services	988	1,061

Total cost of revenues	5,229	5,851

Gross margin	5,117	6,867

Operating expenses:

Selling, marketing and administrative	6,106	4,793

Research and development	1,248	864

Total operating expenses	7,354	5,657

Operating income (loss)	(2,237)	1,210

Other income (expense)

Interest income	32	58

Other	(4)	(71)

Total other income (expense)	28	(13)

Income (loss) before income taxes	(2,209)	1,197

Net income (loss)	$(2,209)	$1,197

Net income (loss) per common share - basic	$(.20)	$.10

Net income (loss) per common share - diluted	$(.20)	$.09

Weighted average shares – basic	11,194	11,859

Weighted average shares – diluted	11,194	12,860

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	(51)	91

Other comprehensive income (loss)	(51)	91

Comprehensive income (loss)	$(2,260)	$1,288

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	(unaudited)

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(2,209)	$1,197

Adjustments to reconcile net income (loss) to net cash

provided by (used in) operating activities:

Depreciation and amortization	415	513

Provision for doubtful accounts	62	102

(Increase) decrease in receivables	5,692	(56)

Decrease in inventories	371	288

Increase in accounts payable	642	87

Increase (decrease) in deferred revenue	(2,704)	622

Decrease in accrued liabilities	(953)	(65)

Change in other assets and liabilities	(2,256)	(1,809)

Net cash provided by (used in) operating activities	(940)	879

Cash flows from investing activities:

Purchase of property and equipment	(388)	(190)

Net cash used in investing activities	(388)	(190)

Cash flows from financing activities:

Proceeds from issuance of common stock	38	503

Purchase of treasury stock	–	(2,738)

Principal payments on capital lease obligations	(36)	(72)

Net cash provided by (used in) financing activities	2	(2,307)

Effect of exchange rates on cash	(50)	91

Net decrease in cash and cash equivalents	(1,376)	(1,527)

Cash and cash equivalents at beginning of period	7,334	6,184

Cash and cash equivalents at end of period	$5,958	$4,657

Supplemental disclosure of cash flow information:

Cash paid for interest	$12	$16

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(in thousands, except shares and per share amounts)
(unaudited)

(1)	Basis of Presentation

      The accompanying unaudited, condensed, consolidated financial statements include the accounts of Syntellect Inc. (together with its subsidiaries, collectively, the “Company,” which may also be referred to as the “registrant,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Syntellect Canada Inc., Syntellect Europe Limited, Syntellect Deutschland GmbH and Syntellect Interactive Services, Inc. (“SIS”). All significant intercompany balances and transactions have been eliminated in consolidation.

      The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our 2000 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

    Revenue Recognition

      We recognize revenue from sales of Licenses and Hardware and of Services, two of our three operating segments, in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Revenues from our third operating segment, Hosted Services, are recognized in accordance with SAB No. 101. These statements require that revenue be recognized when each of the following four conditions has been met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

(2)	Business Segments

      Effective for financial statements for fiscal periods beginning after December 15, 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information,” requires that an enterprise disclose certain information about operating segments. An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. We have three operating segments which are organized around differences in products and services: Licenses and Hardware, Services, and Hosted Services:

	LICENSES &		HOSTED
Quarter ended March 31, 2001	HARDWARE	SERVICES	SERVICES	TOTAL

Revenues from customers	$3,625	$5,635	$1,086	$10,346

Depreciation and amortization	168	82	165	415

Segment loss before income taxes	(1,261)	(640)	(308)	(2,209)

Expenditures for segment assets	174	86	128	388

Quarter ended March 31, 2000

Revenues from customers	$6,063	$5,305	$1,350	$12,718

Depreciation and amortization	243	120	150	513

Segment income (loss) before income taxes	1,645	(52)	(396)	1,197

Expenditures for segment assets	27	13	150	190

(3)	Inventories

      Inventories consist of the following:

	March 31,	December 31,
	2001	2000

Finished goods	$364	$507

Purchased components	305	460

Repair, warranty and maintenance inventory	375	448

	$1,044	$1,415

(4)	Reorganization Costs

      As part of an overall strategic plan to reduce costs and increase operating efficiencies, we began the process of reorganizing the Company during the first quarter of 2001 with the anticipation of completion by the end of the second quarter of 2001. As a result of these plans, we recorded pre-tax charges of $600 as follows:

		Paid by	Accrued as
	Total	March	of March 31,
	Expense	31, 2001	2001

Separation costs	$292	$93	$199

Retention bonuses	79	79	––

Recruitment costs	229	229	––

Total Reorganization Costs	$600	$401	$199

      Twelve employees to be terminated under the reorganization plan are included in the separation costs of $292 from the following five departments: Administration (3), Sales (4), Research and Development (2), Application Development (2), and System Development (1). As of March 31, 2001, $93 of separation costs have been paid for five employees who were terminated prior to March 31, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

      Net revenues for the quarter ended March 31, 2001 were $10.3 million, a decrease of 19% from the $12.7 million reported for the first quarter of 2000. Net revenues consist of Licenses and Hardware, Services, and Hosted Services, which represented 35%, 55% and 10% of net revenues, respectively, for the quarter ended March 31, 2001, and 48%, 42% and 10% of net revenues, respectively, for the comparable prior year period.

      Our core product is Vista, an open standards-based Interactive Communications Management software platform for enterprise customer call centers. Vista combines several call center technologies with a distributed client-server architecture, open standard components, web-based management system and a graphical application development tool. We believe Vista provides customers with flexibility, scalability and efficiency, high degrees of redundancy, and superior processing performance. Vista Interactive Voice Response (“IVR”), Computer Telephony Integration (“CTI”), Interactive Web Response (“IWR”) and Automatic Speech Recognition are currently available. Non-core or legacy products include VocalPoint, an IVR platform; and VocalPoint Interactive Services, providing CTI functionality, IWR, and Premier and Premier 030 proprietary IVR systems.

      In late 1998, we began the transition from a hardware/software-based company to a software-based company. During 2000, we began to change the reporting of business segments to Licenses and Hardware, Services, and Hosted Services from the previous structure of Systems, Hosted Services (SIS), and Patents. Revenues from System Sales and Maintenance and Other Services as reported in the Form 10-Q for the first quarter of 2000 have been restated as Licenses and Hardware and as Services in this Form 10-Q.

      Licenses and Hardware revenues for the period ended March 31, 2001 were $3.6 million, a decrease of $2.5 million, or 41%, compared to the $6.1 million for the same period last year. The decrease was a result of anticipated customer orders for the period ended March 31, 2001 being delayed into future quarters of 2001. In addition, the transition to a software-based company has resulted in the decline of Hardware revenues from $2 million to $0.4 million, or 80%, as compared to the same period last year.

      Services revenues increased $0.3 million from $5.3 million to $5.6 million, or 6%, for the period ended March 31, 2001 as compared to the same period last year. The components of Services revenues consist of application services, $0.5 million increase; installations, $0.1 million increase; project management, $0.1 million increase; maintenance, $0.3 million increase; patent infringement litigation revenues, $0.8 million decrease; and other services, $0.1 million increase. Although anticipated customer orders have declined during this period as noted above, Services revenues from application services, installations, and project management are generally recognized in the two quarters following the quarter in which an order has been accepted. Therefore, these revenues are primarily due to orders received in the second half of 2000. In addition, Services revenues have increased as a result of our ongoing transition to a software-based company. No revenues from patent infringement lawsuits were recognized in the period ended March 31, 2001 as compared to $0.8 million in the same period last year. We do not anticipate future revenues from patent lawsuits.

      Hosted Services revenues for the period ended March 31, 2001 were $1.1 million compared to $1.4 million for the same period in 2000. This is a decrease of 0.3 million, or 21%. The primary reason for the decline was due to Home Ticket, a pay-per-view service for cable television providers which is offered through our subsidiary, SIS. The cable TV industry has been deploying new order entry technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. This has resulted in a downward trend in transaction processing fees; a trend which is expected to continue. To offset the decline in pay-per-view services, Hosted Services has offered other outsourced electronic capabilities including DialExpress (message delivery), Lead Capture, Speech Enabled Directory, Site Locators, broadcast faxing, call center processing, and audiotext; however, there can be no assurances as to whether, or when, such efforts will completely supplant declining pay-per-view revenues.

      Domestic and International revenues for the period ended March 31, 2001 were $8.1 million, or 79%, and $2.2 million, or 21%, of total revenues, respectively, compared to $7 million, or 55%, and $5.7 million, or 45% of total revenues, respectively, for the same period in 2000. Internationally, the decrease in revenues for the period ended March 31, 2001 from the same period last year was primarily due to lower than anticipated customer orders received and to a large customer order recognized in the first quarter of 2000 of $1.7 million.

GROSS MARGIN

      The gross margin percentage for the quarter ended March 31, 2001 was 49% of net revenues as compared to 54% in the prior year first quarter. Gross margins for Licenses and Hardware increased from 73% to 74% between comparable quarters due to a decrease in third party consulting fees. Gross margins for Services remained stable at 41%. Hosted Services gross margins decreased from 21% to 9% quarter-over-quarter due to the continued decline in pay-per-view revenues. We have begun to offset this decline by offering other outsourcing capabilities which require additional application developmental costs causing margins to decline. We include those costs directly associated with the generation of revenue in our computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the first quarter of 2001 are not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

      Operating expenses for the first quarter of 2001 were $7.4 million, an increase of $1.7 million, or 30%, from the prior year first quarter of $5.7 million. Selling, marketing and administrative expenses increased $1.3 million, or 27%, compared to the prior year period. The primary reasons for the increase are the reorganization costs of $0.6 million and $0.5 million for the repositioning of the marketing structure to enhance our corporate image, increase demand for our voice processing products, and create market differentiation and awareness for our Interactive Media Response solution for Enterprise Voice Portals. As anticipated due to our ongoing transition to a software-based company, research and development expenses increased $0.4 million, or 44%, compared to the prior year period.

NET INCOME (LOSS)

      We reported a net loss of $2.2 million, or $ (.20) per diluted share, for the first quarter of 2001, compared to a net income of $1.2 million, or $ .09 per diluted share, for the prior year quarter. The net loss was indicative of anticipated customer orders being delayed into future quarters of 2001 and the charge for reorganization costs. We have not recorded income tax expense due to net operating loss carry-forwards, which offset any taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      We had working capital of $4.2 million at March 31, 2001, as compared with $6.4 million at December 31, 2000. The current ratio remained consistent at 1.4:1 on such dates. Cash, cash equivalents and short-term investments at the end of the first quarter totaled $6 million as compared with $7.4 million at year-end.

      For the first three months of 2001, we had a net loss of $2.2 million. After adjustment for non-cash activities and the changes in certain balance sheet items, our operations incurred negative cash flows of $0.9 million compared to a positive cash flow of $0.9 million in the same period of 2000. The primary factor affecting the difference between net income and cash flow was the decrease in customer deposits and deferred revenue caused by the decline in anticipated customer orders.

      Cash flows from investing activities, namely the purchase of property and equipment, used $0.4 million during the quarter ended March 31, 2001 as compared to $0.2 million during the same period in 2000.

      We expect our current cash and cash equivalents, combined with future cash flows from operating activities, to be sufficient to support our operations for the remainder of 2001. We use a letter of credit, secured by a $75,000 restricted certificate of deposit, to secure the lease on our Chicago facility. On October 11, 2000, we entered into a $4 million revolving line of credit with a financial institution. The purpose of this line of credit is to fund general operations with all of our assets as collateral. This line of credit is subject to certain debt covenants. At March 31, 2001, we were not in compliance with the quarterly net profit covenant which the financial institution has waived. This waiver does not permit additional borrowings until debt compliance with covenants has been achieved. As of March 31, 2001, we have no outstanding borrowings under this line of credit.

      On November 13, 1998, the Board of Directors approved a stock buyback plan to purchase up to 1.5 million shares of our common stock over the following two years. We completed the buyback plan during the third quarter of 1999. On November 5, 1999, we announced a new buyback plan pursuant to which we were authorized to acquire up to 1 million shares over a one-year period. On August 8, 2000 the Board of Directors revised this plan by approving the buyback of an additional 500,000 shares and extending the buyback period to August 8, 2001. On November 10, 2000, the Board of Directors authorized an additional 500,000 share buyback with no time limitation. As of May 10, 2001, we have repurchased a total of 3,135,000 shares under these plans since November 13, 1998 and are authorized to repurchase 365,000 additional shares.

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

      Licenses and Hardware is our operating business segment that includes our contact center software platform, Vista. Vista is an all-in-one software platform for enterprise customer call centers which includes Interactive Voice Response, Interactive Web Response, Computer Telephony Integration, fax on demand, Automatic Speech Recognition, and other applications.

      Services is our operating business segment that includes customer support in the areas of consulting services, project management, application development, installation, education services, and maintenance. We generally sell these services as part of the initial sale or in some cases as post implementation add-ons. This segment also includes patent infringement litigation against third parties.

      Hosted Services is our operating business segment which provides products and services including Home Ticket Pay-Per-View, DialExpress, Lead Capture, Speech Enabled Directory, Site Locator, Cyberstats, and a variety of out-sourced electronic capabilities such as benefits enrollment and broadcast faxing which we offer through our subsidiary, SIS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

FOREIGN CURRENCY EXCHANGE RATE RISK

      We invoice all international customers in U.S. dollars except for the customers of our United Kingdom (“U.K.”) subsidiary, which are invoiced in pounds sterling. Our U.K. subsidiary’s financials including balance sheet, revenue, and operating expenses are recorded in pounds sterling. Therefore, our exposure to foreign currency exchange rate risk occurs when we translate the financial results of that subsidiary to U.S. dollars in consolidation. At this time, we do not use instruments to hedge our foreign exchange exposure in the U.K. because the effects of foreign exchange rate fluctuations are not material for us.

ADDITIONAL CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

      Our disclosure and analysis in this Form 10-Q contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “expect,” “believe,” and other words and phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include, for example, statements relating to future actions, future performance, results of current and anticipated products, sales efforts, and operating expenses. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

      We reasonably believe that any or all of our forward-looking statements in this Form 10-Q and in any other public statements we make are true at the time they are made. However, such statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed, and actual future results may vary materially. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. We advise you, however, to review the Section entitled “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of important cautionary factors that may affect future results. We also advise you to review any and all further disclosures we make on related subjects in our 10-Q and 8-K filings with the SEC and in other materials we publicly release.

PART II --- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit (11) – Statement Regarding Computation of Net Income (Loss) Per Share

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001	SYNTELLECT INC.

By: /s/ Timothy P Vatuone Timothy P. Vatuone Vice President, Chief Financial Officer, Secretary and Treasurer (Principal financial officer and duly authorized officer of the registrant)

EXHIBIT INDEX

Exhibit (11) – Statement Regarding Computation of Net Income (Loss) Per Share, p. 13.