Form 10-Q
period 2001-06-30
SYNTELLECT INC
filed 2001-08-13
CIK 758830

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

YES    X        NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     11,293,640 shares of common stock, $.01 par value per share, were outstanding on July 18, 2001

SYNTELLECT INC. AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTELLECT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$4,686	$7,334

Short-term investments – restricted	––	75

Trade receivables, net of allowance for doubtful accounts of $198 and $225, at June 30, 2001 and December 31, 2000, respectively	8,063	12,423

Other receivables	4	9

Note receivable	48	57

Inventories, net	1,012	1,415

Prepaid expenses	1,219	711

Total current assets	15,032	22,024

Property and equipment, net	4,208	3,814

Note receivable, non-current portion	254	270

Other assets	1,072	993

Total assets	$20,566	$27,101

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,270	$2,934

Accrued liabilities	1,760	3,186

Customer deposits	788	2,916

Deferred revenue	6,280	6,421

Line of credit	1,059	––

Capital lease obligations	211	151

Total current liabilities	13,368	15,608

Capital lease obligations – less current portion	507	316

Total liabilities	13,875	15,924

Shareholders’ equity:

Preferred stock, $.01 par value per share. Authorized 2,500,000 shares; no shares issued or outstanding	—	—

Common stock, $.01 par value per share. Authorized 25,000,000 shares; issued 14,616,072 and 14,505,298, respectively	146	145

Additional paid-in capital	62,554	62,311

Accumulated deficit	(44,386)	(39,696)

Accumulated other comprehensive loss	(209)	(169)

	18,105	22,591

Treasury stock, at cost, 3,332,432 shares	(11,414)	(11,414)

Total shareholders’ equity	6,691	11,177

Total liabilities and shareholders’ equity	$20,566	$27,101

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues:

Licenses	$2,261	$5,268	$5,886	$11,331

Services	4,948	5,252	10,583	10,557

Hosted services	1,280	1,541	2,366	2,891

Total net revenues	8,489	12,061	18,835	24,779

Cost of revenues:

Licenses	590	1,362	1,517	3,002

Services	2,742	2,223	6,056	5,373

Hosted services	997	986	1,985	2,047

Total cost of revenues	4,329	4,571	9,558	10,422

Gross margin	4,160	7,490	9,277	14,357

Operating expenses:

Selling, general and administrative	5,590	5,927	11,696	10,720

Research and development	1,051	730	2,299	1,593

Total operating expenses	6,641	6,657	13,995	12,313

Operating income (loss)	(2,481)	833	(4,718)	2,044

Other income (expense), net:

Interest income	24	117	56	175

Other	(24)	51	(28)	(21)

Total other income	––	168	28	154

Income (loss) before income taxes	(2,481)	1,001	(4,690)	2,198

Income taxes	—	—	—	—

Net income (loss)	$(2,481)	$1,001	$(4,690)	$2,198

Net income (loss) per common share —basic	$(.22)	$.08	$(.42)	$.19

Net income (loss) per common share —diluted	$(.22)	$.08	$(.42)	$.17

Weighted average shares —basic	11,220	11,793	11,207	11,820

Weighted average shares —diluted	11,220	12,648	11,207	12,746

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	10	(201)	(40)	(110)

Other comprehensive income (loss)	10	(201)	(40)	(110)

Comprehensive income (loss)	$(2,471)	$800	$(4,730)	$2,088

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	(unaudited)
	2001	2000

Cash flows from operating activities:

Net income (loss)	$(4,690)	$2,198

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	866	954

Provision for doubtful accounts	148	204

(Increase) decrease in receivables	4,217	(236)

Decrease in inventories	403	680

Increase in accounts payable	336	219

Increase (decrease) in deferred revenue	(141)	1,020

Decrease in accrued liabilities	(1,426)	(461)

Decrease in customer deposits	(2,128)	(2,462)

Change in other assets and liabilities	(562)	116

Net cash provided by (used in) operating activities	(2,977)	2,232

Cash flows from investing activities:

Proceeds from short term investments	75	––

Proceeds from sale of property and equipment	––	532

Purchase of property and equipment	(932)	(491)

Net cash provided by (used in) investing activities	(857)	41

Cash flows from financing activities:

Borrowings on line of credit	1,059	––

Proceeds from issuance of common stock	244	641

Purchase of treasury stock	––	(2,761)

Principal payments on capital lease obligations	(78)	(372)

Net cash provided by (used in) financing activities	1,225	(2,492)

Effect of exchange rates on cash	(39)	(110)

Net decrease in cash and cash equivalents	(2,648)	(329)

Cash and cash equivalents at beginning of period	7,334	6,185

Cash and cash equivalents at end of period	$4,686	$5,856

Supplemental disclosure of cash flow information:

Cash paid for interest	$29	$23

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

     The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our 2000 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Revenue Recognition

     We recognize revenue from sales of Licenses and of Services, two of our three operating segments, in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Revenues from our third operating segment, Hosted Services, are recognized in accordance with SAB No. 101. These statements require that revenue be recognized when each of the following four conditions has been met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

(2) Business Segments

     Effective for financial statements for fiscal periods beginning after December 15, 1997, Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that an enterprise disclose certain information about operating segments. An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. We have three operating segments which are organized around differences in products and services: Licenses, Services, and Hosted Services:

			HOSTED
Three months ended June 30, 2001	LICENSES	SERVICES	SERVICES	TOTAL

Revenues from customers	$2,261	$4,948	$1,280	$8,489

Depreciation and amortization	192	94	165	451

Segment loss before income taxes	(1,909)	(530)	(42)	(2,481)

Expenditures for segment assets	347	171	26	544

Three months ended June 30, 2000

Revenues from customers	$5,268	$5,252	$1,541	$12,061

Depreciation and amortization	195	96	150	441

Segment income before income taxes	742	193	66	1,001

Expenditures for segment assets	179	90	32	301

			HOSTED
Six months ended June 30, 2001	LICENSES	SERVICES	SERVICES	TOTAL

Revenues from customers	$5,886	$10,583	$2,366	$18,835

Depreciation and amortization	360	176	330	866

Segment loss before income taxes	(3,170)	(1,170)	(350)	(4,690)

Expenditures for segment assets	521	257	154	932

Six months ended June 30, 2000

Revenues from customers	$11,331	$10,557	$2,891	$24,779

Depreciation and amortization	438	216	300	954

Segment income (loss) before income taxes	2,384	141	(327)	2,198

Expenditures for segment assets	206	103	182	491

(3) Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2001	2000

Finished goods	$440	$507

Purchased components	262	460

Repair, warranty and maintenance inventory	310	448

	$1,012	$1,415

(4) Reorganization Costs

     As part of an overall strategic plan to reduce costs and increase operating efficiencies, we began the process of reorganizing the Company during the first quarter of 2001 with the completion by the end of the second quarter of 2001. As a result of these plans, we recorded pre-tax charges of $600 as follows:

Total Expense as of March 31, 2001

Separation costs	$292

Retention bonuses	79

Recruitment costs	229

Total Reorganization Costs	$600

     Twelve employees were terminated under the reorganization plan and are included in the separation costs of $292 from the following five departments: Administration (3), Sales (4), Research and Development (2), Application Development (2), and System Development (1). All of the reorganization costs expensed in the first quarter of 2001 were paid prior to June 30, 2001.

(5) Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

     We have adopted Statement No. 141 as of June 30, 2001 and plan to adopt Statement No. 142 on January 1, 2002. The adoption of these statements did not, or is not expected to, have a material impact on our consolidated financial statements as we do not have unamortized goodwill or unamortized identifiable intangible assets which are subject to a purchase method business combination under Statements No. 141 and 142. Our identifiable intangible assets with definite lives will be amortized under the provisions of Statement No. 142.

[The remainder of this page intentionally left blank]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

NET REVENUES

     We develop, market and implement voice, Internet and call processing software and services to large and mid-sized commercial, industrial and government entities through a worldwide direct and indirect distribution network. Through our flagship product, Vista, a client-server, open standards-based, application development environment, software platform, we offer customizable software applications including Interactive Voice Response (“IVR”), Automatic Speech Recognition (“ASR”), Vocalpoint Interactive Web Response® (“IWR”), and Computer Telephony Integration (“CTI”). With the foundation of these products and capabilities, collectively known as Vista Interactive Media Response (“IMR”), we create enterprise-wide voice portals. These voice portals harness the power of the Internet as well as of wired and wireless telephones, using natural language speech recognition, for unassisted, self-service access to applications, information, and transactions between an enterprise and its customers, employees, suppliers, partners, investors and other constituents.

     We also own and operate an interactive transaction-based Hosted Services Center for our customers who prefer to outsource their voice processing or web transaction-based applications completely or in conjunction with their premises-based installation. These services can be deployed from the customer’s premises, our Hosted Services Center, or a combination of the two. Our Hosted Services include, for example, cable and satellite pay-per-view orders, employee benefits enrollment, and utility outage applications.

     Net revenues for the quarter ended June 30, 2001 were $8.5 million, a decrease of 30% from the $12.1 million reported for the second quarter of 2000. For the six-month period ended June 30, 2001, net revenues were $18.8 million, a decrease of 24% from $24.8 million in the corresponding period in 2000. Net revenues consist of Licenses, Services, and Hosted Services, which represented 27%, 58% and 15% of net revenues, respectively, for the quarter ended June 30, 2001, and 31%, 56%, and 13% of net revenues, respectively, for the six-month period ended June 30, 2001.

     Revenues from Licenses for the three-month period ended June 30, 2001 were $2.3 million, a decrease of $3.0 million, or 57%, compared to $5.3 million for the same period last year. For the six months ended June 30, 2001, revenues from Licenses were $5.9 million, a decrease of 48% from the $11.3 million reported for 2000. The decrease for the quarter was the result of customer orders for the period being delayed into future quarters. Other factors that contributed to the decrease for the six-month period were a slow down in the software-based economic sector, a general softening of the U.S. economy, and a decline of hardware revenues from $2.2 million to $1.0 million, or 55%, compared to the same six-month period last year. Hardware revenues continue to decline due to our ongoing transition to a software-based business.

     Services revenues decreased $0.4 million from $5.3 million to $4.9 million, or 8%, for the three-month period ended June 30, 2001. For the six-month period ended June 30, 2001, Services revenues remained constant at $10.6 million as reported for the same period last year. The Services revenues consistency in a down year was a direct result of more maintenance and consulting revenues from the “Other Services” component of Services, which are normally associated with a software-based business.

     For the quarter ended June 30, 2001, the “Application Services” component of Services revenues was $1.8 million: $1.2 million from Applications, $0.2 million from Installations, and $0.4 million from Project Management revenues. Application Services decreased $0.6 million, or 25%, from the comparable prior year period in which revenues were $2.4 million: $1.5 million from Applications, $0.4 million from Installations, and $0.5 million from Project Management. These decreases are due to a decline in customer orders from the preceding quarter. For, the six-month period ended June 30, 2001, the Application Services component of Services revenues remained constant at $4.5 million as compared to the prior year period.

     For the quarter ended June 30, 2001, the “Maintenance” component of Services revenues was $2.5 million, an increase of $0.4 million, or 19%, over the comparable prior year quarter revenue of $2.1 million. For the six-month period ending June 30, 2001, the Maintenance component of Services revenues was $4.8 million, an increase of $0.7 million, or 17%, over the comparable prior year six-month revenue of $4.1 million. This increase in the revenue stream was due to a greater number of Vista software installations throughout 2000 resulting in first time maintenance contracts in 2001.

     For the quarter ended June 30, 2001, the “Other Services” component of Services revenues was $0.6 million, a decrease of $0.2 million, or 25%, from the comparable prior year quarter. For the six-month period ending June 30, 2001, the Other Services revenue component of Services was $1.3 million, a decrease of $0.7 million, or 35%, over the comparable prior year period revenue of $2.0 million. In the current six-month period ended June 30, 2001, there were no revenues from patent infringement lawsuits recognized compared to $0.8 million in the corresponding period last year. We do not anticipate future revenues from patent lawsuits. The revenue generated in 2001 is from consulting, training, and change orders.

     Hosted Services revenues were $1.3 million, a decrease of $0.2 million, or 13%, for the quarter ended June 30, 2001 compared to prior year quarter ended June 30, 2000, posting revenues of $1.5 million. For the six months ended June 30, 2001, the revenue was $2.4 million, a $0.5 million decrease, or 17%, from the six-month comparable period for 2000. The primary reason for the decline rests with our Home Ticket, a pay-per-view service for cable television providers. The cable television industry has been deploying new order entry technologies for consumer purchases of pay-per-view events which do not utilize toll free 800 numbers. These new technologies have resulted in a downward trend in transaction processing fees for us; a trend which is expected to continue. To offset the decline in pay-per-view services, Hosted Services has offered other out-sourced electronic capabilities including DialExpress (message delivery), Lead Capture, Speech Enabled Directory, Site Locators, broadcast faxing, call center processing, and audiotext. However, there can be no assurances as to whether, or when, such efforts will completely supplant declining pay-per-view revenues.

     Domestic and international revenues for the three-month period ended June 30, 2001 were $5.9 million, or 69%, and $2.6 million, or 31%, of total revenues, respectively, as compared to $8.2 million, or 68%, and $3.9 million, or 32%, of total revenues, respectively, for the same period in 2000. For the six-month period ended June 30, 2001, domestic and international revenues were $14.0 million, or 74%, and $4.8 million, or 26%, of total revenues, respectively, compared to $15.2 million, or 61%, and $9.6 million, or 39%, of total revenues, respectively, for the comparable prior year period. The decrease in revenues from the comparable prior year six-month period was due to lower than anticipated customer orders received and, internationally, to a large customer order recognized in the first half of 2000 of $1.7 million. International revenues typically consist of a small number of larger orders and are subject to quarter-to-quarter fluctuations.

GROSS MARGIN

     The gross margin percentage for the quarter ended June 30, 2001 was 49% of net revenues compared to 62% in the comparable prior year quarter. The gross margin percentage for the six months ended June 30, 2001 was 49% of net revenues compared to 58% in the comparable period in 2000.

     Licenses gross margins for the quarter ending June 30, 2001 remained the same at 74% as the comparable quarter in 2000. For the six-month period ending June 30, 2001, gross margins on Licenses also remained the same at 74%. The results of comparable gross margin percentages in both quarterly and six-month periods remained constant due primarily to decreases in costs of third party licenses and in content of hardware components in 2001.

     Gross margins on Services for the quarter ending June 30, 2001 decreased to 45% from 58% in the prior year comparable period, and for the six-month period ending June 30, 2001, decreased to 43% from 49% in the prior year comparable period. The decrease in margins for the three-month and six-month period was primarily due to an increase in outside contractor expense in 2001. Also, for the six-month period, the decrease in margins was affected by relatively high margin revenues from the settlement of a patent lawsuit in the first quarter of 2000.

     Gross margins on Hosted Services for the quarter ending June 30, 2001 decreased to 22% from 36% in the comparable prior year quarter, and decreased to 16% from 29% in the comparable prior year six-month period. Margins decreased due to declining pay-per-view revenues and the relatively fixed cost structure of this business segment. We have commenced steps to offset this decline in margins by offering other outsourcing capabilities. We expect these other capabilities, however, to require initial application development outlays which may delay their offsetting effects in the short term.

     We include those costs directly associated with the generation of revenue in the computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the second quarter and the first six months of 2001 are not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

     Operating expenses for the second quarter of 2001 were $6.6 million, a decrease of $0.1 million, or 1%, from the comparable prior year quarter. Selling, general and administrative expenses decreased $0.3 million, or 5%, from the comparable prior year quarter and increased $1.0 million, or 9%, over the comparable prior year six-month period. The primary reasons for the increase in expenses in the current six-month period are the $0.6 million in reorganization costs and the $0.5 million expended to reposition our market presence during 2001. We repositioned our marked presence to increase demand for our voice processing products and to create market differentiation and awareness for our Interactive Media Response solution for Enterprise Voice Portals. As anticipated with the on-going transition to a software-based company, research and development expenses for the second quarter of 2001 increased $0.4 million, or 57%, over the comparable prior year quarter and increased by $0.7 million, or 44%, over the comparable six-month period.

NET INCOME (LOSS)

     We reported a net loss of $2.5 million, or $(.22) per diluted share, for the second quarter of 2001, compared to a net income of $1.0 million, or $.08 per diluted share, for the comparable prior year quarter. For the six-month period ended June 30, 2001, we reported a net loss of $4.7 million, or $(.42) per diluted share, compared to a net income of $2.2 million, or $.17 per diluted share, for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     We had working capital of $1.7 million at June 30, 2001, as compared to $6.4 million at December 31, 2000. The current ratio was 1.1:1 and 1.4:1 on such dates, respectively. Cash, cash equivalents and short-term investments at the end of the second quarter totaled $4.7 million compared with $7.4 million at year-end.

     For the first six months of 2001, we had net loss of $4.7 million. After adjustments for non-cash activities and changes in certain balance sheet items, our operations incurred a negative cash flow of $3.0 million compared to a positive cash flow of $2.2 million in the same period of 2000. The primary factors affecting the difference between net income and cash flow were a decrease in accruals and deferred revenues coupled with a decrease in accounts receivable caused by the decline in anticipated customer orders.

     Cash flows from investing activities, for the purchase of property and equipment, used $0.9 million during the six months ended June 30, 2001 compared to $0.5 million for the same period last year.

     Cash flows from financing activities totaled $1.2 million for the period primarily from proceeds from the issuance of common stock and borrowings on a line of credit. For the same period last year, cash flows used in financing activities were $2.5 million primarily due to the purchase of treasury stock totaling $2.8 million and proceeds of $0.6 million from the issuance of common stock.

     In order to support our operations as we restructure our organization, the $4.0 million line of credit that was executed on October 11, 2000 was terminated on June 26, 2001. In place of that line of credit, we executed a one-year, $3.0 million asset-based operating line of credit on June 14, 2001 with another financial institution. This line of credit required a non-refundable commitment fee of $45,000 and bears interest at the prime rate plus 4.5%, not to be less than 11% per annum. The minimum interest due each month is $7,500. We may borrow according to a formula based on 65% of eligible domestic accounts receivable less than 90 days old, excluding maintenance receivables and customer deposits. Domestic accounts receivable and inventory collateralize this line of credit. As of June 30, 2001, we had an outstanding balance of $1.1 million on that line of credit. Based on the formula, we had an additional $761,000 in available funds under the line of credit at June 30, 2001. The line of credit requires compliance with certain debt covenants. All covenants were met for the quarter ended June 30, 2001.

     We expect our current cash and cash equivalents combined with future cash flows from operating activities and the borrowings on the line of credit to be sufficient to support our operations for the remainder of 2001.

     On November 13, 1998, the Board of Directors approved a stock buyback plan to purchase up to 1.5 million shares of our common stock over the following two years. We completed the buyback plan during the third quarter of 1999. On

November 5, 1999, we announced a new buyback plan pursuant to which we were authorized to acquire up to 1 million shares over a one-year period. On August 8, 2000 the Board of Directors revised this plan by approving the buyback of an additional 500,000 shares and extending the buyback period to August 8, 2001. On November 10, 2000, the Board of Directors authorized an additional 500,000-share buyback with no time limitation. As of August 13, 2001, we have repurchased a total of 3,135,000 shares under these plans since November 13, 1998. We continue to be authorized to repurchase 365,000 additional shares, but we repurchased no additional shares during the first six months of 2001.

OPERATING BUSINESS SEGMENTS

     An operating business segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. We have three operating business segments which are organized around differences in products and services: Licenses, Services, and Hosted Services.

     Licenses is our operating business segment that includes our contact center software platform Vista. Vista is an all-in-one software platform for enterprise customer call centers which includes Interactive Voice Response, Interactive Web Response, Computer Telephony Integration, fax on demand, Automatic Speech Recognition, and other applications.

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

     Hosted Services is our operating business segment which provides products and services including Home Ticket Pay-Per-View, DialExpress, Lead Capture, Speech Enabled Directory, Site Locator, and a variety of out-sourced electronic capabilities such as benefits enrollment and broadcast faxing which we offer through our subsidiary, SIS.

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

     Our asset-based operating line of credit bears interest at the prime rate plus 4.5%. For the first six months of 2001, the prime rate ranged between 9.5% at January 1, 2001 and 6.75% at June 30, 2001. At June 30, 2001, we had approximately $1.1 million outstanding under this line of credit, all of which is classified as current and is to be paid from receipts of customer receivables. Due to the current nature of this debt, the requirement to make payments on the outstanding balance as receivables are paid by customers, and the currently low prime rates, we do not believe that market risk related to this line of credit is significant. Our only long-term liabilities are capital lease obligations at a fixed rate. Therefore, we do not believe there is any material exposure to market risk changes in interest rates as it relates to our current or long-term liabilities at this point in time.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on June 14, 2001. As indicated in the Company’s proxy statement, three proposals were presented for stockholder approval.

     The first proposal was the re-election of Michael R. Bruce as director of the Company for a three-year term. There were no other nominees. The election results were as follows:

Voted For	Withheld Vote For

9,551,755	914,904

     The second proposal approved an amendment to the Company’s 1995 Long-term Incentive Plan to increase the number of shares of Company common stock authorized for issuance thereunder from 2,100,000 to 2,400,000. The amendment was approved by the following vote: 8,549,079 shares voted for approval of the proposal; 1,887,738 shares voted against the proposal; and 29,842 shares abstained from voting.

     The third proposal concerned the ratification of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001. The proposal was approved by the following vote: 10,436,869 shares voted for approval of the proposal; 24,601 shares voted against the proposal; and 5,190 shares abstained from voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit (10) –– Syntellect Inc. Nonemployee Director Stock Plan (as amended through May 17, 2001)

Exhibit (11) –– Statement Regarding Computation of Net Income (Loss) Per Share

b)	Reports on Form 8-K

No current reports on Form 8-K were filed during the three months ended June 30, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTELLECT INC.

Date: August 13, 2001	By:	/s/ Timothy P. Vatuone

Timothy P. Vatuone

Vice President, Chief Financial Officer, Secretary and Treasurer

(Principal financial officer and duly authorized officer of the registrant)

EXHIBIT INDEX

     Exhibit (10) –– Syntellect Inc. Nonemployee Director Stock Plan (as amended through May 17, 2001), p.16

     Exhibit (11) –– Statement Regarding Computation of Net Income (Loss) Per Share, p.24