Form 10-Q
period 2001-09-30
SYNTELLECT INC
filed 2001-11-01
CIK 758830

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-18323

SYNTELLECT INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0486871

(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

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

         11,292,070 shares of common stock, $.01 par value per share, were outstanding on October 31, 2001

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM&NBSP;2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM&NBSP;3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM&NBSP;6. EXHIBITS AND REPORTS ON FORM&NBSP;8-K
SIGNATURES
EXHIBIT&NBSP;INDEX
EX-10
EX-11

SYNTELLECT INC. AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets –– September 30, 2001 (unaudited) and December 31, 2000	3

Condensed Consolidated Statements of Operations –– Three Months and Nine Months Ended September 30, 2001 and September 30, 2000 (unaudited)	4

Condensed Consolidated Statements of Cash Flows –– Nine Months Ended September 30, 2001 and September 30, 2000 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosure about Market Risk	12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	14

EXHIBITS

Exhibit Index	14

Exhibit (10) –– By-Laws of Syntellect Inc. as Amended and Restated Through August 9, 2001	15

Exhibit (11) –– Syntellect Inc. Computation of Net Income (Loss) Per Share	24

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTELLECT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$3,689	$7,334

Trade receivables, net of allowance for doubtful accounts of $234 and $225, respectively	7,547	12,423

Other receivables	8	9

Note receivable	67	57

Inventories, net	709	1,415

Prepaid expenses	1,197	711

Total current assets	13,217	21,949

Property and equipment, net	4,270	3,814

Note receivable, non-current portion	219	270

Restricted cash	—	75

Other assets	1,002	993

Total assets	$18,708	$27,101

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,905	$2,934

Accrued liabilities	1,998	3,186

Customer deposits	917	2,916

Deferred revenue	6,280	6,421

Line of credit	1,422	—

Capital lease obligations	247	151

Total current liabilities	13,769	15,608

Capital lease obligations – less current portion	534	316

Total liabilities	14,303	15,924

Shareholders’ equity:

Preferred stock, $.01 par value per share. Authorized 2,500,000 shares; no shares issued or outstanding	—	—

Common stock, $.01 par value per share. Authorized 25,000,000 shares; issued, 14,616,072 and 14,505,298, respectively	146	145

Additional paid-in capital	62,556	62,311

Accumulated deficit	(46,666)	(39,696)

Accumulated other comprehensive loss	(217)	(169)

	15,819	22,591

Treasury stock, at cost, 3,332,432 shares	(11,414)	(11,414)

Total shareholders’ equity	4,405	11,177

Total liabilities and shareholders’ equity	$18,708	$27,101

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues:		(notes 3 and 5)		(notes 3 and 5)

Licenses	$2,316	$5,396	$8,202	$16,727

Services	5,020	4,945	15,603	15,502

Hosted services	1,131	1,354	3,497	4,245

Total net revenues	8,467	11,695	27,302	36,474

Cost of revenues:

Licenses	748	1,269	2,265	4,271

Services	2,578	2,373	8,634	7,745

Hosted services	1,131	1,067	3,282	3,269

Total cost of revenues	4,457	4,709	14,181	15,285

Gross margin	4,010	6,986	13,121	21,189

Operating expenses:

Selling, general and administrative	5,285	5,854	16,815	16,420

Research and development	952	738	3,251	2,332

Total operating expenses	6,237	6,592	20,066	18,752

Operating income (loss)	(2,227)	394	(6,945)	2,437

Other income (expense), net:

Interest income	7	70	63	245

Interest expense and other	(75)	12	(103)	(8)

Total other income (expense), net	(68)	82	(40)	237

Income (loss) before income taxes	(2,295)	476	(6,985)	2,674

Income tax benefit	(16)	—	(16)	—

Net income (loss)	$(2,279)	$476	$(6,969)	$2,674

Net income (loss) per common share – basic	$(0.20)	$0.04	$(0.62)	$0.23

Net income (loss) per common share – diluted	$(0.20)	$0.04	$(0.62)	$0.21

Weighted average shares – basic	11,294	11,894	11,236	11,845

Weighted average shares – diluted	11,294	13,047	11,236	12,856

Other comprehensive loss:

Foreign currency translation adjustment	(8)	(141)	(48)	(251)

Other comprehensive loss	(8)	(141)	(48)	(251)

Comprehensive income (loss)	$(2,287)	$335	$(7,017)	$2,423

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(6,969)	$2,674

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,302	1,352

Provision for doubtful accounts	232	316

(Increase) decrease in receivables	4,644	(1,304)

Decrease in inventories	706	782

Increase (decrease) in accounts payable	(29)	804

Decrease in accrued liabilities	(1,188)	(546)

Decrease in customer deposits	(1,999)	(2,253)

Increase (decrease) in deferred revenues	(141)	1,576

Increase (decrease) in other assets and liabilities	(453)	367

Net cash provided by (used in) operating activities	(3,895)	3,768

Cash flows from investing activities:

Proceeds from short term investments	75	––

Sale of property and equipment	26	534

Purchase of property and equipment	(1,338)	(839)

Net cash used in investing activities	(1,237)	(305)

Cash flows from financing activities:

Borrowings on line of credit	1,422	––

Proceeds from issuance of common stock	246	904

Purchase of treasury stock	––	(2,761)

Principal payments on capital lease obligations	(133)	(401)

Net cash provided by (used in) financing activities	1,535	(2,258)

Effect of exchange rates on cash	(48)	(251)

Net increase (decrease) in cash and cash equivalents	(3,645)	954

Cash and cash equivalents at beginning of period	7,334	6,185

Cash and cash equivalents at end of period	$3,689	$7,139

Supplemental disclosure of cash flow information:

Cash paid for interest	$86	$26

Non-cash Investing and Financing Activities Property and equipment acquired under capital lease	$446	$362

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except shares and per share amounts)
(unaudited)

(1)	Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements include the accounts of Syntellect Inc. (together with its subsidiaries, collectively, the “registrant,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Syntellect Canada Inc., Syntellect Europe Limited, Syntellect Deutschland GmbH and Syntellect Interactive Services, Inc. (“SIS”). All significant inter-company balances and transactions have been eliminated in consolidation.

         The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our December 31, 2000 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

         Effective for financial statements for fiscal periods beginning after December 15, 1997, Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that an enterprise disclose certain information about operating segments. An operating segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. We have three operating segments, which are organized around differences in products and services: Licenses, Services, and Hosted Services:

			HOSTED
Three months ended September 30, 2001	LICENSES	SERVICES	SERVICES	TOTAL

Revenues from customers	$2,316	$5,020	$1,131	$8,467

Depreciation and amortization	182	89	165	436

Segment loss before income taxes	(1,890)	(184)	(221)	(2,295)

Expenditures for segment assets	39	––	367	406

Three months ended September 30, 2000

Revenues from customers	$5,396	$4,945	$1,354	$11,695

Depreciation and amortization	166	82	150	398

Segment income (loss) before income taxes	784	(272)	(36)	476

Expenditures for segment assets	233	115	––	348

			HOSTED
Nine months ended September 30, 2001	LICENSES	SERVICES	SERVICES	TOTAL

Revenues from customers	$8,202	$15,603	$3,497	$27,302

Depreciation and amortization	542	265	495	1,302

Segment loss before income taxes	(5,060)	(1,354)	(571)	(6,985)

Expenditures for segment assets	560	257	521	1,338

Nine months ended September 30, 2000

Revenues from customers	$16,727	$15,502	$4,245	$36,474

Depreciation and amortization	604	298	450	1,352

Segment income (loss) before income taxes	3,168	(131)	(363)	2,674

Expenditures for segment assets	444	219	176	839

(3)	Depreciation and Amortization Expense

         Depreciation and amortization expense related to cost of revenues has been reclassified from selling, general and administrative expenses to cost of revenues for all periods presented. The impact of this reclassification on our Statement of Operations for the three-month and nine-month periods ended September 30, 2000 is an increase in our cost of revenues and a decrease in our selling, general and administrative expenses, as previously reported by $79 and $234, respectively. Depreciation and amortization included in cost of revenues for the three-month and nine-month periods ended September 30, 2001 was $92 and $258, respectively.

(4)	Reorganization Costs

         As part of an overall strategic plan to reduce costs and increase operating efficiencies, we began the process of reorganization during the first quarter of 2001 and completed the process by the end of the second quarter of 2001. As a result of these plans, we recorded pre-tax charges of $600 during the quarter ended March 31, 2001 as follows:

Total Expense

Separation costs	$292

Retention bonuses	79

Recruitment costs	229

Total Reorganization Costs	$600

         In accordance with our reorganization plan, we terminated twelve employees from the five departments indicated and incurred $292 in separation costs: Administration (3), Sales (4), Research and Development (2), Application Development (2), and System Development (1). All of the reorganization costs expensed in the first quarter of 2001 were paid prior to June 30, 2001.

(5)	Restatement of Earnings for the Third Quarter 2000

         Earnings for the third quarter of 2000 were restated. This restatement effected the correction of an error. In connection with our December 31, 2000 audit, we determined that approximately $729 of revenues previously recognized during the three-month and nine-month periods ended September 30, 2000 did not satisfy the existence of persuasive evidence of an arrangement in selected instances because we had not executed the relevant contracts prior to period-end, although the respective customers had done so. This correction was made in our December 31, 2000 Form 10-K where the impact of this restatement on previously reported net revenues was disclosed.

         The effect of this restatement on our previously issued unaudited consolidated financial statements is summarized as follows:

	September 30, 2000

	Three months ended		Nine months ended

	As		As
	previously	As	previously	As
	reported	restated	reported	restated

Net revenues	$12,424	$11,695	$37,203	$36,474

Gross profit	7,620	6,986	21,978	21,189

Operating income	949	394	2,992	2,437

Net income	1,031	476	3,229	2,674

Basic:

Net income per common share:	$0.09	$0.04	$0.27	$0.23

Diluted:

Net income per common share:	0.08	$0.04	$0.25	$0.21

         Since the September 30, 2000 10-Q is a Securities Exchange Act filing which was updated by the subsequent December 31, 2000 10-K 1934 Act filing, we did not refile the September 30, 2000 10-Q to reflect these changes.

(6)	Inventories

         Inventories consist of the following:

	September 30,	December 31,
	2001	2000

Finished goods	$187	$507

Purchased components	250	460

Repair, warranty and maintenance inventory	272	448

	$709	$1,415

(THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

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

OPERATING BUSINESS SEGMENTS

         An operating business segment is defined as a component of an enterprise that engages in business activities which may earn revenues and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. We have three operating business segments, which are organized around differences in products and services: Licenses, Services, and Hosted Services.

         Licenses is our operating business segment that includes our contact center software platform Vista. Vista is an all-in-one software platform for enterprise customer call centers, which includes Interactive Voice Response, Interactive Web Response, Computer Telephony Integration, fax on demand, Automatic Speech Recognition, and other applications.

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

NET REVENUES

         Net revenues for the quarter ended September 30, 2001 were $8.5 million, a decrease of 27% from the $11.7 million reported for the third quarter of 2000. For the nine-month period ended September 30, 2001, net revenues were $27.3 million, a decrease of 25% from $36.5 million in the corresponding period in 2000. Net revenues consist of Licenses, Services, and Hosted Services, which represented 28%, 59% and 13% of net revenues, respectively, for the quarter ended September 30, 2001, and 30%, 57%, and 13% of net revenues, respectively, for the nine-month period ended September 30, 2001.

         Revenues from Licenses for the three-month period ended September 30, 2001 were $2.3 million, a decrease of $3.1 million, or 57%, compared to $5.4 million for the same period last year. For the nine months ended September 30, 2001, revenues from Licenses were $8.2 million, a decrease of 51% from the $16.7 million reported for the corresponding period in 2000. The decrease for the quarter was the result of customer orders for the period being delayed into future quarters, primarily due to a continued weakening of the economy creating uncertainty and elongated sales cycles. Other factors that contributed to the decrease for the nine-month period were a slow down in the software-based economic sector, a general down turn in the U.S. economy, and a decline of hardware revenues from $3.0 million to $1.1 million, or 63%, compared to the same nine-month period last year. Hardware revenues continue to decline due to our ongoing transition to a software-based business.

         Services revenues increased $0.1 million from $4.9 million to $5.0 million, or 2%, for the three-month period ended September 30, 2001. For the nine-month period ended September 30, 2001, Services revenues increased $0.1 million from $15.5 million to $15.6 million, or 1%. The consistency of our Services revenues in a down year was the direct result of our increased maintenance and consulting revenues generated by the “Other Services” component of Services, which are normally associated with a software-based business.

         For the quarter ended September 30, 2001, the “Application Services” component of Services revenues was $2.2 million: $1.6 million from Applications, $0.3 million from Installations, and $0.3 million from Project Management revenues. Application Services remained constant at $2.2 million for the comparable prior year period: $1.6 million from Applications, $0.3 million from Installations, and $0.3 million from Project Management. For, the nine-month period ended September 30, 2001, the Application Services component of Services revenues increased from $6.6 million to $6.7 million, or $0.1 million, as compared to the prior year period, due to applications.

         For the quarter ended September 30, 2001, the “Maintenance” component of Services revenues was $2.3 million, a decrease of $0.1 million, or 4%, under the comparable prior year quarter revenue of $2.4 million. For the nine-month period ending September 30, 2001, the Maintenance component of Services revenues was $7.1 million, an increase of $0.6 million, or 9%, over the comparable prior year nine-month revenue of $6.5 million. The decline in the quarter ended September 30, 2001 resulted from a reduced number of maintenance contracts renewed by our legacy customers. The increase in our revenue stream in the nine-month period resulted from a greater number of Vista software installations in 2000 and early 2001 which, in turn, caused an increase in first time maintenance contracts in 2001.

         For the quarter ended September 30, 2001, the “Other Services” component of Services revenues was $0.5 million, an increase of $0.1 million, or 25%, over the comparable prior year quarter. For the nine-month period ending September 30, 2001, the Other Services revenue component of Services was $1.7 million, a decrease of $0.7 million, or 29%, under the comparable prior year period revenue of $2.4 million. In the current nine-month period ended September 30, 2001, there were no revenues from patent infringement lawsuits recognized compared to $0.8 million in the corresponding period last year. We do not anticipate future revenues from patent lawsuits. The revenue generated in 2001 is from consulting, training, and change orders.

         Hosted Services revenues were $1.1 million, a decrease of $0.3 million, or 21%, for the quarter ended September 30, 2001, compared to the prior year period revenues of $1.4 million. For the nine months ended September 30, 2001, Hosted Services revenue was $3.5 million, a $0.7 million decrease, or 17%, from the nine-month comparable period for 2000. The reason for the decline rests with our Home Ticket, a pay-per-view service for cable television providers. The cable television industry has been deploying new order entry technologies for consumer purchases of pay-per-view events that do not utilize toll free 800 numbers. These new technologies have resulted in a downward trend in transaction processing fees for us, a trend that is expected to continue. To offset the decline in pay-per-view services, Hosted Services has offered other out-sourced electronic capabilities including DialExpress (message delivery), Lead Capture, Speech Enabled Directory, Site Locators, outage ticket, broadcast faxing, call center processing, and audiotext. However, there can be no assurances as to whether, or when, such efforts will completely supplant declining pay-per-view revenues.

         Domestic and international revenues for the three-month period ended September 30, 2001 were $6.4 million, or 75%, and $2.1 million, or 25%, of total revenues, respectively, as compared to $8.7 million, or 74%, and $3.0 million, or 26%, of total revenues, respectively, for the same period in 2000. For the nine-month period ended September 30, 2001, domestic and international revenues were $20.4 million, or 75%, and $6.9 million, or 25%, of total revenues, respectively, compared to $23.9 million, or 65%, and $12.6 million, or 35%, of total revenues, respectively, for the comparable prior year period. Domestically, the decrease in revenues from the comparable nine-month period of the prior year was due to lower than anticipated customer orders received and, internationally, to smaller than anticipated orders in the third quarter of 2001 compared to the same period in 2000. International revenues typically consist of a small number of large orders and are subject to quarter-to-quarter fluctuations.

GROSS MARGIN

         The gross margin percentage for the quarter ended September 30, 2001 was 47% of net revenues compared to 60% in the comparable prior year quarter. The gross margin percentage for the nine months ended September 30, 2001 was 48% of net revenues compared to 58% in the comparable period in 2000.

         Licenses gross margins for the quarter ending September 30, 2001 decreased from 76% to 68% in the same quarter of 2000. For the nine-month period ending September 30, 2001, gross margins on Licenses decreased to 72% from 74% in the same period of the prior year. This decrease in the gross margin is primarily due to an increase in the volume of licenses sold which resulted in an associated third party licenses cost in the three-month period ended September 30, 2001. Also, increased reseller activity in the quarter and associated costs lowered the gross margin percentage in the nine-month period ended September 30, 2001.

         Gross margins on Services for the quarter ending September 30, 2001 decreased to 49% from 52% in the prior year comparable period, and for the nine-month period ending September 30, 2001, decreased to 45% from 50% in the prior year. The decrease in margins for the three-month and nine-month period was primarily due to an increase in outside contractor expense in 2001. Also, for the nine-month period, the decrease in margins was affected by relatively high margin revenues from the settlement of a patent lawsuit in the first quarter of 2000.

         Gross margins on Hosted Services for the quarter ending September 30, 2001 decreased to 0% from 21% in the comparable prior year quarter, and decreased to 6% from 23% in the comparable prior year nine-month period. Margins decreased primarily due to declining pay-per-view revenues and the relatively fixed cost structure of this business segment. We have commenced steps to offset this decline in margins by offering other outsourcing capabilities. We expect these other capabilities, however, to require initial application development outlays which may delay their offsetting effects in the short term. Depreciation expense of $0.3 million compared to $0.2 million was included in the calculation of gross margin for the nine-month period ending September 30, 2001 and September 30, 2000, respectively.

         We include those costs directly associated with the generation of revenue in the computation of gross margin including direct labor, depreciation and amortization, application development, travel, maintenance, customer support, supplies and hardware. Gross margins will fluctuate on a quarterly basis due to changes in competitive pressures, sales volume, product mix, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins reported for the third quarter and the nine months ending September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

OPERATING EXPENSES

         Operating expenses for the third quarter of 2001 were $6.2 million, a decrease of $0.4 million, or 6%, as compared to the same quarter of the prior year. Selling, general and administrative expenses including depreciation and amortization, decreased $0.6 million, or 10%, from the comparable prior year quarter and increased $0.4 million, or 2%, over the comparable prior year nine-month period. The primary reasons for the increase in expenses in the current nine-month period consist of the $0.6 million we expended in reorganization costs and the $0.5 million we expended to reposition our market presence during the first quarter of 2001. We repositioned our marked presence to increase demand for our voice processing products and to create market differentiation and awareness for our Interactive Media Response solution for Enterprise Voice Portals. As anticipated with our on-going transition to a software-based company, research and development expenses for the third quarter of 2001 increased $0.3 million, or 43%, over the comparable prior year quarter and increased by $1.0 million, or 43%, over the comparable nine-month period.

NET INCOME (LOSS)

         We reported net loss of $2.3 million, or $(0.20) per diluted share, for the third quarter of 2001, compared to net income of $0.5 million, or $0.04 per diluted share, for the prior year quarter. For the nine-month period ended September 30, 2001, we reported net loss of $7.0 million, or $(0.62) per diluted share, compared to net income of $2.7 million, or $0.21 per diluted share, for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $(0.6) million at September 30, 2001, as compared to working capital of $6.3 million at December 31, 2000. The current ratio was 0.96:1 and 1.4:1 on such dates, respectively. Cash and cash equivalents at the end of the third quarter 2001 totaled $3.7 million compared with $7.3 million at the previous year-end. A reduction of receivables and cash resulted in the change in working capital.

         For the nine months ending September 30, 2001, we had a net loss of $7.0 million. After adjustments for non-cash activities and changes in certain balance sheet items, our operations incurred a negative cash flow of $3.9 million compared to a positive cash flow of $3.8 million in the same period of 2000. The primary factors affecting the difference between net income and cash flow were a decrease in accruals and customer deposits coupled with a decrease in accounts receivable caused by the decline in customer orders.

         Cash flows from investing activities, primarily for the purchase of property and equipment, used $1.2 million during the nine months ended September 30, 2001, compared to $0.3 million, net of a sale of property and equipment of $0.5 million, for the same period last year.

         Cash flows from financing activities totaled $1.5 million for the period generated primarily from the proceeds of common stock issuances and borrowings on a line of credit. For the same period last year, cash flows used in financing activities were $2.3 million primarily due to the purchase of treasury stock totaling $2.8 million and proceeds of $0.9 million from the issuance of common stock.

         In order to support our operations as we restructure our organization, the $4.0 million line of credit that was executed on October 11, 2000 was terminated on June 26, 2001. In place of that line of credit, we executed a one-year, $3.0 million asset-based operating line of credit on June 14, 2001 with another financial institution. On October 1, 2001, we executed an amendment to this line of credit agreement, reducing the available limit from $3.0 million to $2.0 million, and increasing the interest rate from the prime rate plus 4.5% to the prime rate plus 8.5%, not to be less than 15% per annum. The minimum interest due each month is $7,500. We may borrow according to a formula based on 65% of eligible domestic accounts receivable less than 90 days old, excluding maintenance receivables and customer deposits. Domestic accounts receivable and inventory collateralize the line of credit. As of September 30, 2001, we had an outstanding balance of $1.4 million on the line of credit. Based on the formula, we had an additional $0.6 million in available funds under the line of credit at September 30, 2001. The line of credit requires compliance with certain debt covenants. Although we were in violation of certain debt covenants pertaining to the line of credit as of September 30, 2001, the financial institution waived these violations.

         We expect our current cash and cash equivalents combined with future cash flows from operating activities and the borrowings on our operating line of credit to be sufficient to support our operations for the next twelve months.

         On November 13, 1998, the Board of Directors approved a stock buyback plan to purchase up to 1.5 million shares of our common stock over the following two years. We completed the buyback plan during the third quarter of 1999. On November 5, 1999, we announced a new buyback plan in accordance with which we were authorized to acquire up to 1 million shares over a one-year period. On August 8, 2000, the Board of Directors revised this plan by approving the buyback of an additional 500,000 shares and extending the buyback period to August 8, 2001. On November 10, 2000, the Board of Directors authorized an additional 500,000-share buyback with no time limitation. As of November 1, 2001, we had repurchased a total of 3,135,000 shares under these plans since November 13, 1998. Although we continue to be authorized to repurchase 365,000 additional shares, we repurchased no additional shares during the first nine months of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         Our exposure to market risk for changes in interest rates relates to our cash investment portfolio. Our general policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and interest rate risk. We place our investments in instruments with high credit quality issuers. We classify all liquid investments with a maturity date of three months or less as cash equivalents. We classify investments with a maturity date between three and twelve months as either short-term investments or marketable securities. The average interest rate on short-term investments is 2.35%. We do not expect any material loss with respect to our cash investment portfolio since marketable securities have generally been held until maturity and unrealized gains and losses are negligible.

         Our asset-based operating line of credit bears interest at the prime rate plus 8.5%. For the first nine months of 2001, the prime rate ranged between 9.5% at January 1, 2001 and 6.0% at September 30, 2001. At September 30, 2001, we had approximately $1.4 million outstanding under this line of credit, all of which is classified as current and is to be paid from receipts of customer receivables. Due to the current nature of this debt, the requirement to make payments on the outstanding balance as receivables are paid by customers, and the currently low prime rates, we do not believe that market risk related to this line of credit is significant. Our only long-term liabilities are capital lease obligations at a fixed rate. An increase in the interest rate on our line of credit of 10 basis points would result in an increase in interest expense of $10,352 on an annualized basis. Therefore, we do not believe there is any material exposure to market risk changes in interest rates as it relates to our current or long-term liabilities at this point in time.

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

(THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit (10) –– By-Laws of Syntellect Inc. as Amended and Restated Through August 9, 2001

Exhibit (11) –– Syntellect Inc. Computation of Net Income (Loss) Per Share

b)	Reports on Form 8-K

No current reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTELLECT INC.

Date: November 1, 2001	By:	/s/ Timothy P. Vatuone

Timothy P. Vatuone

Vice President, Chief Financial Officer,

Secretary and Treasurer

(Principal financial officer and duly

authorized officer of the registrant)

EXHIBIT INDEX

         Exhibit (10) –– By-Laws of Syntellect Inc. as Amended and Restated Through August 9, 2001, page 15

         Exhibit (11) –– Syntellect Inc. Computation of Net Income (Loss) Per Share, page 24