Form 10-K
period 2001-12-31
SYNTELLECT INC
filed 2002-03-28
CIK 758830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold as of March 21, 2002, was $18,267,903.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

11,330,515 shares of Common Stock were outstanding as of March 21, 2002


                       DOCUMENTS INCORPORATED BY REFERENCE
     Materials from the Registrant's Proxy Statement relating to its 2002 Annual Meeting of Stockholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

 ITEM 1.   BUSINESS.......................................................     1
           General
           Historical Development of the Company
           Industry and Market Background
           Products and Business Segments
           Sales and Marketing
           Research and Development
           Proprietary Rights and Intellectual Property
           Manufacturing and Suppliers
           Backlog
           Employees
           Executive Officers of the Registrant
 ITEM 2.   PROPERTIES.....................................................    11
 ITEM 3.   LEGAL PROCEEDINGS..............................................    11
 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    12

PART II

 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................    12
 ITEM 6.   SELECTED FINANCIAL DATA........................................    13
 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................    14
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK... 24 Interest Rate Risk
           Foreign Currency Exchange Rate Risk
           Additional Cautionary Factors That May Affect Future Results
 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    29
 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................    53

PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    53
 ITEM 11.  EXECUTIVE COMPENSATION.........................................    53
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.....................................................    54
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    54

PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.......................................................    54

                                     PART I

ITEM 1 -- BUSINESS


GENERAL

         Syntellect Inc. (together with its subsidiaries, collectively, the "Company," which may also be referred to as the "Registrant," "we," "us," or "our") develops and implements speech-enabled, self-service, Internet and call processing software and services. We market to large and mid-sized commercial, industrial and government entities through a worldwide direct and indirect distribution network. These products and services are delivered using our flagship product, Vista Interactive Media Response ("Vista IMR"). Vista IMR is a scaleable, client-server, open, standards-based, NT-Java and VoiceXML software platform on which customizable software applications including Interactive Voice Response ("IVR"), Automatic Speech Recognition ("ASR"), Interactive Web Response ("IWR"), and Computer Telephony Integration ("CTI") are developed. The Vista IMR platform gives callers self-service access to data, applications and transactions within an enterprise, leveraging the use of existing databases. Callers typically request information through natural language voice commands and receive the requested information via their choice of voice, fax, e-mail, wireless or the World Wide Web. Our technology is used in enterprise contact centers and, increasingly, in sales force automation, field force automation, supply chain management and employee benefits applications to create Enterprise Voice Portals.

         We also own and operate an interactive transaction-based Hosted Services center for our customers who prefer to outsource their voice processing or web transaction-based applications completely or in conjunction with their on-site application. Our Hosted Services include, for example, cable and satellite pay-per-view orders, employee benefits enrollment, and utility outage applications. This combination of hosted and on-site voice portals, built upon a single software platform, gives us a unique market position. Using Vista IMR, we provide fully managed and hosted services that mirror what customers might implement on their own premises. By using our Hosted Services center, customers will need very little of their own resources and infrastructure to support their Interactive Media Response ("IMR") platform. Alternatively, we can help design a solution that customers can use to support their own applications while continuing to locate their IMR platform within our facility. Through our Hosted Services center, we provide Service Bureau IMR services offering campaign oriented initiatives such as Lead Capture, Site Locator and disaster mitigation. We also provide a combination of on-site and hosted services with similar value-added options including, for example, electronic payment processing, disaster mitigation and disaster recovery.

         In addition, we provide a single source for system implementation and on-going system lifecycle support through our professional services organization which provides consulting services for speech recognition application design, and custom application development, installation and integration, as well as after-sale support.


HISTORICAL DEVELOPMENT OF THE COMPANY

         We were founded in 1984 and became an early pioneer in the Interactive Voice Response industry. By 1995, we had become the fourth largest provider of IVR technologies in North America and the largest IVR provider in Europe. Virtually all of our growth during this period was attributable to our proprietary IVR systems (known as Infobot(R) and Premier). In the early 1990's, the IVR industry experienced a major shift in product demand as the market began to move from proprietary hardware and software applications to advanced open architecture products. These products increased functionality with a wider range of options for self-service including telephones using speech recognition, personal computers linked to the Internet, faxes, pagers and mobile phones. In 1993, we introduced our first open architecture product, the VocalPoint(R) IVR, and announced the phase-out of our older proprietary systems.

         On March 14, 1996, we acquired Pinnacle Investment Associates Inc. ("Pinnacle") in a business combination accounted for as a pooling of interests transaction. Pinnacle subsequently merged into its wholly owned subsidiary, Telecorp Systems, Inc. ("Telecorp"). Telecorp developed and distributed inbound and outbound call center systems worldwide, primarily in the cable television, newspaper and healthcare industries. Telecorp also operated a transaction-based hosted application center designed primarily to process pay-per-view orders for the cable television industry. Subsequent to the merger, we assumed all of Telecorp's systems functions in Syntellect Inc. and consolidated all hosted application center functions into Syntellect Interactive Services, Inc. ("SIS"), Telecorp's wholly owned subsidiary. Telecorp was dissolved as of December 27, 2000, and SIS became Syntellect Inc.'s wholly owned subsidiary.

         In 1998, we introduced "Vista", our VocalPoint Interactive Services Transaction Architecture. Vista combines contact center technologies with a distributed client-server architecture, powerful open standards components, a web-based management system and a graphical application development tool. This combination provides customers with flexibility, scalability, efficiency, redundancy, and excellent processing performance. With the introduction of Vista, we began to transition our business from a hardware-based company to a software-based company. In 1999, we sold our Predictive Dialer product line to Noble Systems Corporation.

         In 1999 and 2000, we significantly enhanced our Vista product line by adding new functionality to the core product and integrating advanced, natural language speech recognition and text-to-speech capabilities. In 2001, we introduced Phase I, an enhanced version of our flagship IMR product, and continued to expand the Java application framework and its application development and management tools. In addition, we added new telephony protocols and languages for international markets. We also launched a solutions consulting group to help customers design and initiate self-service strategies for their customers. We formed a business alliance with Siebel Systems, Inc., a leading enterprise software provider, to speech-enable Siebel eBusiness applications. We continued our expansion into Europe and added additional distribution channels in Taiwan, China, Singapore, India, UAE, Lebanon and Greece. We also commenced offering our customers an education services program with a choice between Web-based or on-site training in the use of our products.

         In early January 2002, we licensed VoiceXML browser source code version
2.0 from Motorola. That code will be embedded into Vista IMR to give us an industry-leading role as the first company to offer a distributed software platform supporting both Java and VoiceXML version-2.0-compliant, enterprise-level, interactive speech applications. We also entered into a strategic business alliance with Philips Speech Processing, a global leader of speech recognition technology. This alliance allows Syntellect to integrate Philip's SpeechPearl(R) core speech recognition engine into Vista IMR and engage in joint marketing with Philips Speech Processing on a global basis.


INDUSTRY AND MARKET BACKGROUND

IVR VALUE PROPOSITION STRONG AND GROWING

         Since its introduction in the 1980's, Interactive Voice Response ("IVR") has gained wide acceptance among the general public and has fulfilled essentially two functions. First, IVR has enabled customer self-service by allowing the use of a touch-tone phone to access a company's database. Second, IVR has enabled a company, through its automated contact center, to obtain sufficient information about a caller to send the caller to an appropriate live agent. According to the Gartner Group, an industry analyst, IVR is significantly less expensive than a live agent. The average cost per call for self-service IVR is $0.45, versus $5.50 for live assistance. As a result of the significant cost savings and rapid return on investment, the market for IVR has continued to grow. Companies strive to achieve the most cost-effective service levels by optimizing their mix of live and self-service call handling using IVR. Datamonitor, another industry analyst, estimates the size of the IVR market (systems and services, but excluding revenue received by third parties such as systems integrators or value-added resellers) at $841 million worldwide for the year 2000, the latest year for which data is available. Despite the current economic slowdown, Datamonitor expects the IVR market to grow at an average annual rate of 11% over the next three years, reaching $1.3 billion in 2004.

         IVR systems first gained market acceptance through improved customer satisfaction from newly available 24/7 self-service, reduced call hold times, reduced call lengths, and improved call routing as well as consistent, accurate service treatment. Companies enjoy the cost savings resulting from automating low value-added customer interactions which, in turn, frees contact center agents to concentrate on high value-added customer interactions and lowers telephone network charges. Much of the value of IVRs comes from the facilitation of the computer telephony integration ("CTI") of customers' systems and back-offices. For example, information about a caller or customer can be retrieved from a company's Private Automatic Branch Exchange ("PABX") or Automatic Call Distributor ("ACD"), or from a caller entering personal account information. In either case, the information is immediately available on an agent's screen. According to Datamonitor, CTI-enabled IVR systems decrease the length of a call by 18%, on average.

SPEECH RECOGNITION WILL ENABLE IVR GROWTH AND MARKET EXPANSION

         Automatic Speech Recognition ("ASR") and Text-to-Speech ("TTS") applications are replacing touch-tone input and pre-recorded speech output for IVR applications. As existing IVR customers replace older systems, they are increasingly opting for systems utilizing natural language speech recognition. Speech-enabled IVRs provide the same benefits to callers and companies as touch-tone IVR but with significantly improved results. Callers prefer speech recognition to touch-tone as a user interface and therefore use automated systems more frequently. Studies from Giga Information Group, an industry analyst, have shown that caller satisfaction and IVR usage increases from 20% to 60% when speech recognition is used instead of touch-tone. Also, speech recognition saves money by reducing the length of the average call by 30% to 50% compared to menu driven touch-tone IVR-based systems. As reported in a recent study by Frost & Sullivan, another industry analyst, shorter calls mean decreased costs because more customers can be served with the existing agent staff and toll charges decrease by 15% to 50%. Also, valuable agent time is reserved for callers truly needing their assistance. Agents then have more time to engage in additional up-selling and cross-selling activities, which can generate incremental revenue. Datamonitor expects telephony-based speech recognition revenue to grow rapidly at a projected compounded annual rate of 58%, reaching $1.9 billion by the end of 2004. This growth is in addition to the average annual growth rate of 11% expected in the IVR market over the next three years.

SPEECH RECOGNITION CREATES A NEW CLASS OF VOICE PORTAL PRODUCTS AND SERVICES

         Studies from the Kelsey Group, another industry analyst, have shown that the economic benefit of touch-tone IVR is capped at five or six menu options since callers typically abandon self-service and opt for live assistance beyond that point. Those studies further conclude that a speech-enabled IVR user interface is required to enjoy the economic benefits of self-service voice automation. A speech recognition interface overcomes many of the limitations of a touch-tone user interface. Complex menus with numerous prompts can be simplified and reduced or eliminated completely using natural language commands. Entire new classes of applications, such as those involving alphanumeric input of part numbers, addresses or shipment status, are possible using speech recognition. Within contact center applications, the percent of calls automated through self-service increases with speech recognition, and new, more complicated transactions are now possible.

         The previous examples have focused on traditional contact center applications in which speech recognition has replaced touch-tone as the preferred user interface. New applications are now being extended in entirely new ways across sales, service and marketing outside of typical contact center use. Initially, web-enabled to provide remote, networked access from a PC, these new applications are now being voice-enabled to provide voice access to the same data, applications, and transactions via a telephone. Applications within sales force automation, such as opportunity management, configuration and quote management, partner relationship management, and incentive compensation, readily lend themselves to voice communication by mobile and remote employees and other members of a company's distribution chain. Field force automation applications including field service forecasting, scheduling and dispatch, contract management, warranties, repairs, and parts availability, tracking, and management are also being speech-enabled to provide mobile voice access. Marketing departments are deploying speech-enabled campaign management systems to track the effectiveness of multi-channel marketing programs. Speech recognition is being used in supply chain and order processing applications. Each of these applications has a strong stand-alone business case. As they proliferate within an enterprise, the payback improves because of the economies of scale offered in an enterprise voice portal.

         We define an Enterprise Voice Portal ("EVP") as a single, distributed software platform shared across multiple applications requiring voice access to data. An EVP utilizes single text-to-speech and advanced speech recognition techniques, leverages and re-uses common words and phrases, and provides a recognizable enterprise voice identity. This platform and associated applications enable real-time, personalized, self-service access to data, applications and transactions. In addition, the user interface tends to be natural language spoken commands, and the output may be any media type including spoken data, fax, e-mail, or wireless text. Creating an enterprise voice portal is the end goal of progressive enterprises striving to better serve their customers, partners, suppliers, and employees in the most cost-effective manner. We believe the scaleable, distributed, standards-based, client-server architecture of our Vista IMR platform provides us with a strong foundation to succeed in the market by delivering user-pleasing, cost-compelling EVP solutions.

COMPETITION IS CHANGING

         The IVR market is changing due to the increased market acceptance of natural language speech recognition. Traditional hardware-based, closed, proprietary architecture IVR platforms designed in the early 1990's sold by historical IVR vendors like Nortel, Avaya and IntervoiceBrite do not readily lend themselves to simple, cost-effective upgrading. As a result, enterprises require whole platform trade-outs which provides an improved market opportunity for Syntellect. While many IVR vendors have not clearly articulated their plans to compete in an increasingly software and open standards, internet-based environment, Syntellect continues to demonstrate leadership in vision and competes effectively for these whole platform trade-outs. Vista IMR represents a clear, cost effective bridge from the old proprietary systems to the new standards based systems.

         Gartner places enterprise IVR vendors into three different groups: traditional IVR vendors, enterprise voice portal challengers, and vendors that include IVR as part of a broader set of products or functions (for instance, as part of a bundled suite). Traditional IVR leaders, such as Syntellect, continue to dominate the IVR market.

         Network-based enterprise voice portals, although still an emerging technology, continue to be offered as an alternative to an on-site IVR by companies like Qwest Communications, who acquired the Telera customer base in 2001, and Tellme Networks. Since these companies initially entered the market as consumer portal providers, the market is still evaluating whether they can offer the enterprise-level IT architecture integration and vertical market expertise needed to succeed in enterprise implementations.

         Vendors that include IVR as part of a broader offering, such as interactive intelligence, provide bundled suites that allow enterprises to implement IVR either as a standalone function or as part of a communication suite. This approach has not yet attained significant market share and remains a niche solution best suited to smaller contact centers, not the market segment targeted by Syntellect. As these platforms become increasingly capable, bundled suite competitors may play a larger role.

         We are confident that our strong Vista IMR platform and substantial speech recognition voice dialogue design expertise position us favorably to compete in this expanding market.


PRODUCTS AND BUSINESS SEGMENTS

         We have three operating business segments in 2001, 2000, and 1999 which are organized around differences in products and services: Licenses, Services, and Hosted Services.

         Licenses is our operating business segment that includes our contact center software platform Vista IMR. Vista IMR consists of a broad suite of communications features. Some of the components of Vista IMR include Interactive Voice Response, Interactive Web Response, and Speed Enabled Directory. This business segment also includes all revenue and costs related to hardware sales.

         Services is our operating business segment that includes customer support in the areas of consulting, project management, application development, installation, functional specifications, training and maintenance services. We generally sell these services as part of the initial sale or, in some cases, as post implementation add-ons.

         Hosted Services is our operating business segment which provides Service Bureau IMR services offering campaign oriented initiatives such as Lead Capture, Site Locator and disaster mitigation or a combined on-site and hosted services with similar value-added options attached.

         See Item 8 -- Financial Statements and Supplementary Data, "Notes to Consolidated Financial Statements", Note 15 in this Annual Report to the Securities and Exchange Commission ("Annual Report") for more information on our business segments.

LICENSES

         Vista IMR is built on an open, scalable, standards-based framework forming an integrated foundation for various customer transactions. It allows our customers to use their existing telecommunications and information technology infrastructure to deliver powerful new capabilities to their contact centers and other enterprise level applications such as sales force automation, field force automation, supply chain management and employee benefits administration. Vista IMR supports inbound and outbound telephone (whether touch-tone, voice, or fax), hosted, and web transactions. It also interfaces with other technologies, supports a range of reporting options, and incorporates a standard set of application development, administration and management tools. Vista IMR accommodates an extensive range of object-oriented applications for specific business needs related to multimedia contact centers.

         The standards used in the Vista IMR framework include: Windows operating system, Java application development language, Motorola powered VoiceXML browser technology, Intel Dialogic voice boards, Sybase relational database, and Intel-based computer hardware. The software for Vista IMR systems is licensed in a typical client server fashion based upon our customers' representations of the number of simultaneous calls the platform is configured to support. System wide software options are also licensed and carry a discrete end user price.

         Our Advanced Speech Recognition ("ASR") from Nuance or Philips Speech Processing and speaker authentication components from Nuance provide the speech recognition accuracy, scalability, and robustness required to make successful natural language and large vocabulary speech applications available. We have partnered with Nuance Communications to create those applications by utilizing Nuance's SpeechObjects along with Vista IMR's Java application framework. In January 2002, we entered into a global strategic business alliance with Philips Speech Processing to integrate Philip's SpeechPearl core speech recognition engine into Vista IMR commencing in the second quarter of 2002. This alliance will allow our customers to choose from a selection of ASR subsystems based on the feature and pricing value that best fits their needs.

         Our Vista IMR proactive outbound notification component is used to create, configure, and manage completely automated outbound calling campaigns and generate operational progress reports. Proactive outbound notification applications can range from simple campaigns that deliver straightforward messages to more complex, self-service applications that involve questions to and answers from respondents. Examples of proactive outbound notification are schools reminding parents of days off or utility companies informing customers of power outages.

         In January 2000, we announced Speech Enabled Directory ("SPEED"), a self-service, call routing system that empowers callers by allowing them to speak the name of a specific individual or department they wish to reach, rather than speaking to an operator or entering an extension number through a touch-tone keypad. SPEED relies on advanced speech recognition algorithms to recognize a spoken name as well as advanced voice-processing capabilities to transfer the call appropriately. When multiple employees have the same name, SPEED prompts the caller for additional information, such as the individual's department, and then makes the appropriate routing decision. SPEED can be configured as a stand-alone product residing on the Vista IMR platform, or it can be configured as part of an enterprise voice portal application.

         Our Vista IMR fax server component processes fax requests. Customers are able to use our fax server to obtain a facsimile of the information they want using a Vista IMR system. Data from a host screen or database that callers access during a transaction can be programmed to merge with forms, graphics, or logos stored on the system before being faxed to the caller. Callers can then efficiently retrieve pre-defined documents such as product brochures, catalog information, or stock reports.

         Our Vista IMR Computer Telephony Integration ("CTI") component optimizes contact center agents' productivity by allowing them to handle telephone calls more intelligently and efficiently. For example, by using CTI technology, customer data collected by the system at the initiation of a customer contact session can be delivered to an agent's workstation at the same time as the telephone connection is transferred to that agent's telephone. The simultaneous transfer of a caller's voice and account data results in increased agent productivity, greater effectiveness in resolving customer inquiries, and efficiencies in providing what consumers perceive to be personalized, integrated support.

         The Vista IMR tools component includes both our VistaView(TM) and VistaGen(R) application generator. VistaView allows users to monitor their Vista servers and applications. Using VistaView, system administrators can examine all aspects of their functioning system, whether the data resides on a single platform or at numerous locations. VistaView can also act as a single point of access for both consolidated and itemized system information. VistaView also supports all Vista IMR system components. VistaGen application generator is an object-oriented application development tool that simplifies the customer's process of building applications.

         We believe Vista IMR is the technology necessary to support the successful deployment of enterprise voice portals. The cornerstones of our IMR functionality include the ability to:

1. Separate the request media type from the response media; in other words, create a true media exchange.

         Using the Vista IMR platform, an application may be written that offers callers options as to how they would like to receive the information they have requested. For example, a caller requesting an account statement may be prompted to request that it be delivered by fax or e-mail. Being able to independently structure the front-end (request) media from the back-end (response) media is critical to the flexibly required to meet users' demands.

2. Write applications, integrate third-party components, call third-party services, and absorb third-party software objects using standard, cross-platform development languages.

         With the continued migration of data to the Internet and the increased demand for voice applications, it is imperative to write applications using standard languages that facilitate the convergence of natural language voice commands and the Web. Natively supporting Java and VoiceXML in a single platform allows the enterprise to develop applications using standard tools and techniques. The use of such a single platform enables the enterprise to select the language best suited to the demands of the application and provides a bridge to the speech interface framework.

3. Enable customers and stakeholders to access the data, application, or transaction service from wherever it resides.

         Even though Web-based data is exploding in size, existing non-Web systems still house a large percentage of corporate data. Nevertheless, specialty SQL servers, transaction servers, departmental databases, and non Web-enabled applications all contain data that companies may choose to voice-enable. Our Vista IMR platform is designed to make that possible.

4. Provide callers with the ability to quickly connect, at any time, with live assistance during a telephone call or while on the Web.

         The experience of early e-commerce sites established the absolute necessity of live agent access during a telephone call or Web interaction. Studies show that 26% of the time when Web shopping carts are abandoned, a purchase is in fact made from a competitor. Intelligently moving the user from unassisted interactions to a live agent can be complex. Our Vista IMR platform can connect a caller to a live agent who has already been informed of the caller's identity, what the caller has done or was attempting to do, and who has the appropriate application screen open to provide immediate assistance.

         We believe our Vista IMR platform is beneficial to more than the contact center. It also serves as a powerful tool for supporting other users such as business prospects, employees, suppliers, partners and investors. Our platform is designed to help our customers be responsive to their customers, and does this by providing access to the information and services they want, when and how they want it, whether the platform is located on the customer's premises or at our Hosted Services center.

SERVICES

         We support our customers with consulting, education, help-line, warranty, and maintenance services in addition to providing programming adjustments to their systems such as for moves, adds, changes, scripting and voice files, and database maintenance services. We focus particularly on developing targeted consulting services in the areas of design analysis, specification development, project management, application development, installation and integration, as each is related to natural language speech recognition. Our services are generally sold as part of the initial sale. In some cases, however, our services are added at a later date or sold as a stand-alone service.

         Creating a robust, yet user-friendly, speech recognition application requires experience in software design, telephony, networking, client-server systems, databases, linguistics, human response factors, and speech recognition technology. We have years of experience in designing voice user interfaces from dialog design to grammar development and the intricacies of data base access. We have assembled and continue to expand a dedicated speech recognition implementation team to address this significant opportunity. The individuals comprising that team have been specifically trained and have experience from many successful speech recognition implementations of varying degrees of complexity. We believe our speech recognition expertise, built on our IVR history, is critical for bringing effective speech-enabled IMR, voice portal and voice-enabled websites to market. We also believe our experience and skills are highly valued in the market and provide us with a competitive advantage.

         We provide a standard 30-day warranty on our products, commencing with the installation of each system. After the initial warranty period ends, our hardware and software maintenance services are available on a contract basis.

HOSTED SERVICES

          Our wholly owned subsidiary, Syntellect Interactive Services, Inc. ("SIS"), operates our Hosted Services transaction center in Roswell, outside of Atlanta, Georgia. Our Hosted Services center has IMR, database, and Web server capacity to handle over 5,000 telephone and Internet transactions simultaneously. It offers contract-based telephony and Internet automated transaction services and is designed with full system redundancy and fault-tolerant power protection for 24-hours a day, 7-days a week operation. We believe we are the only provider of speech-enabled technology that offers its customers both on-site capability and outsourced hosted services using a consistent, internally-developed software platform.

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

         We utilize our own Vista IMR platform for speech recognition and voice portal applications in our Hosted Services transaction center. As a result, our customers may select the option best suited to their needs. We provide them with the ability to seamlessly move an application between their on-site IMR system and our Hosted Services facility. We offer hosted services, campaign-oriented service bureau services, or a combination of an on-site IMR and hosted service.

Service Bureau IMR Services

         With the Service Bureau IMR services, we utilize our experience and capacity to offer quick, cost-effective, campaign oriented and single or multiple use IMR initiatives. By offering discrete Service Bureau IMR services, we help customers overcome staffing shortages and sporadic campaign requirements that do not justify a permanent investment in infrastructure. We allow customers to minimize capital expense and better utilize departmental operating budgets. The Service Bureau IMR services include Lead Capture, Site Locator and disaster mitigation.

         LEAD CAPTURE is an automated, telephone-delivered, custom questionnaire initiated and completed by our customer's callers. This service captures the information left by the caller, and allows our customer to build a database of critical sales leads. Lead Capture gives our customer the edge in maximizing its inbound, direct-to-consumer capabilities.

         SITE LOCATOR is a locate-by-phone service that helps potential customers find an enterprise's nearest location or distributor. This feature-rich product is an extremely cost-effective tool for building store traffic, determining market segmentation and measuring marketing media effectiveness.

         DISASTER MITIGATION is a service that utilizes our lead capture capabilities in order to avoid the complete loss of communication with our customer's end-users during or after a disaster. In the event of an on-site system outage or disaster, customers can simply redirect their calls to the disaster mitigation service located in a secure, fail-safe environment. Calls are answered, end-users are informed of the outage or disaster, and appropriate information for our customer is recorded.

Combined On-Site IMR and Hosted Services

         We offer value-added options to the core Vista IMR platform (location independent) including, for example, electronic payment processing, disaster mitigation, and disaster recovery.

         ELECTRONIC PAYMENT PROCESSING performs electronic payment services (electronic check writing and credit card authorization with next day settlement) via IMR. Authorizations and settlement transactions are completed by means of our hosted service facility's connectivity to various payment processors. This option is designed to provide customers with an easy and convenient payment method by 1) eliminating live agent intervention, 2) ending manual processing of mailed credit card and check payments, 3) providing automatic next-day settlement and 4) expediting the entire payment and collection process. The efficient transfer of funds through these electronic payments also can enhance a customer's cash flow position.

         DISASTER MITIGATION provides assistance in the event of an outage at our customer's site by allowing an on-site IMR customer to re-route calls to our Hosted Services facility, thereby minimizing the potentially costly results of losing contact with its customers. Our disaster mitigation service can take the call, notify the end-user of the outage and capture required data, which data can then be presented back to our customer for follow-up. By utilizing our transcription services or voice forms capability, we can provide our customer with the captured information in a variety of formats. Non-Vista IMR customers can also utilize this option. Essentially, any organization that wishes to capture information from its callers during a disaster or temporary outage can utilize this service.

         DISASTER RECOVERY provides a range of services from dedicated, fully redundant disaster recovery solutions to shared disaster recovery solutions. Through our dedicated disaster recovery service, we completely mirror the customer's on-site application and perform pre-established synchronizations and testing to ensure the availability of such services in the event of an outage or disaster. Alternately, our Hosted Service facility offers customers a means of reducing downtime risk by storing a complete image of their platform. This image can be brought up in our shared server farm as needed on a first-come first-serve basis. Calls can then be re-routed on an interim basis. This option allows a customer to have a greater degree of comfort associated with unexpected downtime while not incurring the cost associated with a fully dedicated, redundant platform. Disaster recovery continues to be an important concern of customers and a growing service offering for us.


SALES AND MARKETING

GENERAL

         We provide technological products and services to companies in a variety of industries, including banking, insurance, financial services, media, public utilities, healthcare, service providers, transportation, telecommunications, retailing, government agencies, oil and gas, manufacturing, education and newspaper publishing. Our customer base includes some of the largest international banking firms and insurance companies, as well as numerous Fortune 500 companies. We have sold over 6,000 systems to customers in 55 countries. Our products are sold through a direct sales force, domestic and international distributors, and value added resellers. We will continue to rely on direct distribution because of the increasing complexity of our applications, which is largely due to the requirements of natural language speech recognition technology. We will continue with this strategy until industry open standards are fully implemented and speech recognition development tools are improved.

         Even though direct distribution may be mandated by the complexity of applications, customers prefer to purchase contact center technologies as part of a total system. Automated call handling technologies, however, appear to be sold increasingly as one element of a contact center portfolio by system integrators, telecommunications companies and switch vendors. As a result, we believe we must develop strong distribution relationships to ensure that our products are represented in the appropriate markets. Consequently, we are actively adding and soliciting distribution partners in a number of important regions. As of December 31, 2001, we maintained five sales offices in the United States as well as one in each of London, Amsterdam and Stockholm. Since then, we have closed our sales offices in Amsterdam and Stockholm.

DOMESTIC SALES

         The percentage of our total revenue represented by domestic sales, including maintenance fees, for the last three fiscal years is as follows: 75% in 2001, 69% in 2000, and 81% in 1999. Our direct sales force booked more than 88% of our domestic sales (excluding maintenance, patents, and Hosted Services) in 2001 and 94% in 2000. The remaining 12% of our orders were booked through indirect channels, including resellers.

INTERNATIONAL SALES

         The percentage of our total revenue represented by international sales, including maintenance fees, for the last three fiscal years is as follows: 25% in 2001, 31% in 2000, and 19% in 1999. See Item 8 -- Financial Statements and Supplementary Data, "Notes to Consolidated Financial Statements", Note 17, in this Annual Report for additional information regarding revenue by geographic area. All of our product lines and services are sold worldwide and are offered in 20 different languages. Sales in the United Kingdom are denominated in pounds sterling and are subject to foreign currency adjustments. Sales in all other foreign countries are denominated in United States dollars. We attempt to conduct business in international markets in compliance with each country's applicable laws and regulations, including safety and telecommunication laws, import duties and quotas. We have experienced no difficulty in obtaining export licenses for foreign sales from the United States Department of Commerce.

MARKETING ORGANIZATION AND VERTICAL MARKET FOCUS

         Our marketing organization is charged with (i) enhancing our corporate image; (ii) increasing demand for our voice processing products; (iii) creating market differentiation; and (iv) identifying future development opportunities for market-driven features. The marketing organization conducts market and competitive research; participates in industry trade shows and conferences; creates marketing communications materials, advertising and public relations campaigns; and maintains relationships with key industry analysts and media contacts. We market our products to industry leaders within vertical markets as we believe industry leaders have the greatest need for self-service and transaction processing technologies, are most likely to require system expansion and additional services, and serve as an important source of customer referrals.


RESEARCH AND DEVELOPMENT

         Our product development consists of system and software specification, software design and coding, and third party software integration. Employees of, and outside contractors working with, our research and development department perform all product development. We continually strive to identify and develop new products and new features for existing products to expand our market. Furthermore, we perform rigorous testing prior to releasing new products and features to ensure the highest quality.


PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

         We establish and protect our proprietary rights in our products and technologies through a combination of trademark, service mark, and trade secret laws. We also enter into confidentiality agreements with our employees, distributors and customers, and seek to limit access to the distribution of our software, documentation and other proprietary information. We currently hold 66 registered trademarks and service marks in 17 countries and a total of two pending trademarks. We also hold 7 copyrights. We believe, however, that technological innovation, expertise, and market responsiveness can be as important to us as those legal protections.

         VocalPoint is a registered trademark, the rights to which we sold in the third quarter of 2000. As part of the agreement for that sale, we maintain the unrestricted right to full use of the trademark until such time as the product enters "end-of life" and service commitments have expired. Syntellect, Infobot, VocalPoint Interactive Web Response, VistaGen, VistaView, and Home Ticket are some of our current or pending trademarks and service marks. All other products mentioned in this Annual Report are trademarks or pending trademarks of their respective owners.

         Our Vista product line uses software licensed from a third party, which provides a portion of the architectural foundation for our product. We have secured a permanent, perpetual, world-wide, non-exclusive, non-revocable license to this software which allows us to use, copy, modify, distribute, and license the source code in connection with our Vista product.


MANUFACTURING AND SUPPLIERS

         Our manufacturing operation consists of limited in-house configuration, product testing and quality and revision control of our products. We may obtain hardware components from third parties for our products, including telephony interface and voice recognition boards. We do not believe we are dependent on a single source to supply the components we use in our products. We are also currently able to obtain key components in a timely manner from a variety of sources.


BACKLOG

         Our year-end 2001 backlog was approximately $6.4 million, and $9.9 million for year-ended 2000. We believe that all orders in backlog at December 31, 2001 are firm and will be delivered within the next fiscal year. Because the possibility exists for customers to make changes to their original orders, to alter or significantly delay delivery schedules or to cancel their orders, the backlog total as of any particular date may not be indicative of actual revenue for any future period.


EMPLOYEES

         As of December 31, 2001, we employed a total of 246 individuals, 240 on a full-time basis and 6 on a part-time basis. Of those employees, 45 are in sales, 11 in marketing, 39 in customer support, 59 in application services, 6 in education services, 39 in product development, 17 in Hosted Services and 30 in administration.


EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information with respect to our officers including such information as their names, ages, positions and offices held with us as of March 21, 2002.

         Anthony V. Carollo, Jr., 60, became our Chairman and Chief Executive Officer ("CEO") on November 4, 1999 after serving as Chairman and interim CEO since May 14, 1999. He has served as a director since August 1998. Mr. Carollo was the President of Xantel Corporation from April 1998 to November 1999. Previously, Mr. Carollo was the President and Chief Operating Officer of Fujitsu Business Communication Systems and a former Vice President and General Manager of ROLM Corporation. Mr. Carollo currently also serves as a director of Marshall & Ilsley Trust Company of Arizona and Spectralink Corporation. Mr. Carollo holds a BS degree from the University of Santa Clara and an MBA degree from UCLA.

         Timothy P. Vatuone, 52, became our Vice President and Chief Financial Officer on February 14, 2000. Before working with us, he served as Vice President and Chief Financial Officer of Vivid Semiconductor, Inc., a venture backed, LCD panel technology start-up, where he raised over $70 million in equity, lease and bank financing. Previously, Mr. Vatuone was Vice President and Chief Financial Officer of Capetronic International Holdings, Ltd., an Asian-based manufacturer of computer CRT displays. He has also held numerous other financial management positions in technology companies such as Hewlett-Packard, Convergent Technologies and Roche. Mr. Vatuone received a BS degree in economics and an MBA degree from the University of Santa Clara.

         Charles F. Sonneborn, 41, became our Vice President and Controller on February 13, 2001. Previously, Mr. Sonneborn was our Controller, Financial Operations from June 13, 2000. Prior to joining us, he served as the Controller for Xantel Corporation, a computer telephone software developer. Previously, he was General Manager and Chief Financial Officer for Prochem, a Phoenix based manufacturer of cleaning equipment and chemicals. He has held other financial and operational management positions in privately held direct marketing and manufacturing companies such as The Eastwood Company and Group Dekko Companies. Mr. Sonneborn received a BS degree in accounting from Indiana University and an MBA degree from Indiana Wesleyan University.


         Steve Dodenhoff, 38, joined our company as Vice President of Worldwide Operations in June 2001. Mr. Dodenhoff previously served as Senior Vice President for the Technology Services Division of MicroAge. Most recently, he was general manager for Integrated Information Systems, an Internet professional services and application outsourcing company focused on digital enterprise transformation Mr. Dodenhoff holds a Bachelor of Science in Finance from the University of Colorado at Boulder.

         Carol E. Reid, 50, became our Vice President of Marketing on June 12, 2000. Prior to joining us, she was the Chief Executive Officer and the Vice President of Sales and Marketing for Xantel Corporation, a computer telephone software developer. Earlier, she served as Global Account Manager for Calico Commerce, Region Manager for Chordiant, and Eastern Region Sales Manager for Aspect Telecommunications where she built their initial sales teams from Boston to Washington D. C.

         Jim Scharpf, 46, joined Syntellect as our Vice President of Sales, Americas in April 2001. Mr. Scharpf has served as a Group Vice President responsible for the Infosystems Services division of MicroAge. Recently he helped launch a startup, Kamoon, which focuses on CRM tools for financial services companies. Mr. Scharpf has held many senior level positions at both Extex and Eleris. Mr. Scharpf holds a Bachelor of Science in Business Administration from the University of Wisconsin.


ITEM 2 -- PROPERTIES

         Our corporate headquarters is located in a 42,922 square foot facility in Phoenix, Arizona. Our lease for this facility commenced in July 2000 and continues through October 2005. The facility houses our core business and includes space for customer support, research and development, sales, marketing, production, training and administrative functions.

         We also lease a 9,885 square foot facility in Roswell, Georgia and a 1,619 square foot facility in Atlanta, Georgia. These facilities house our hosted services, including our Home Ticket pay-per-view service and other applications offered through our Hosted Services Group. As of December 31, 2001, we leased five sales and support offices in the United States and one in London. As of that date, the aggregate monthly rental payment for our office facilities was approximately $0.1 million. We leased two additional offices, one in Amsterdam and one in Stockholm, in January 2001. Since December 31, 2001, we have closed these two offices.


ITEM 3 -- LEGAL PROCEEDINGS

         From time to time we are involved in legal proceedings incident to our normal business operations. We are not currently a party to any pending legal proceedings, however.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.


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

            YEAR ENDED 2001          HIGH            LOW
            ---------------          ----            ---
            1st Quarter....        $5.1875        $1.4375
            2nd Quarter....         3.1000         1.1875
            3rd Quarter....         2.7900         0.9500
            4th Quarter....         1.9800         0.9200

            YEAR ENDED 2000          HIGH            LOW
            ---------------          ----            ---
            1st Quarter....        $7.0625        $2.9375
            2nd Quarter....         6.6875         3.0000
            3rd Quarter....         9.1875         5.6875
            4th Quarter....         8.1875         3.2500


     On March 21, 2002, the closing sale price for our common stock was $1.90 per share. On that date there were 175 holders of record of our common stock. This figure does not reflect beneficial ownership of shares held in nominee names. We have never declared or paid a cash dividend on our common stock. We presently intend to retain earnings for use in our business and do not anticipate paying cash dividends on outstanding shares in the foreseeable future.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997 is derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and the report thereon, are included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA (in thousands, except per share amounts)

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                2001        2000        1999        1998       1997
                                                ----        ----        ----        ----       ----
Net revenue                                    $36,588     $48,032     $47,831     $47,953    $48,182
                                               =======     =======     =======     =======    =======
Net income (loss)..........................    $(7,925)    $ 2,242     $(1,866)    $(2,618)   $   141
                                               =======     =======     =======     =======    =======
Earnings (loss) per share - basic..........    $ (0.70)    $  0.19     $ (0.14)    $ (0.19)   $  0.01
                                               =======     =======     =======     =======    =======
Earnings (loss) per share - diluted........    $ (0.70)    $  0.18     $ (0.14)    $ (0.19)   $  0.01
                                               =======     =======     =======     =======    =======


BALANCE SHEET DATA                                                 AS OF DECEMBER 31,
                                                                   ------------------
                                                 2001        2000       1999         1998      1997
                                                 ----        ----       ----         ----      ----
Total assets ..............................    $18,199     $27,101     $26,224     $32,133    $34,808
                                               =======     =======     =======     =======    =======
Long-term debt.............................    $   786     $   467     $   541     $   685    $   713
                                               =======     =======     =======     =======    =======
Dividend declared per common share.........    $     0     $     0     $     0     $     0    $     0
                                               =======     =======     =======     =======    =======

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY FOR 2001

       Our Licenses revenue for the year declined substantially. We began to experience this decline in the first quarter of 2001 and attributed it to the general economic slowdown. We analyzed our expenses, resources and liquidity and took steps to mitigate the effects of this slowdown by substantially reducing quarterly operating expenses. By re-deploying resources throughout the Company and realigning our sales force, we cut administrative expenses and improved the efficiency of our service delivery. These steps yielded growth in Licenses revenue in the second half of the year, improved quarterly gross margins in Services, produced significant quarterly reductions in selling, general and administrative expenses, and provided a fourth quarter positive cash-flow.

       Consequently, we believe continued growth in Licenses revenue, alone, should be sufficient to improve our operating performance in the coming year and minimize our liquidity concerns.

RESULTS OF OPERATIONS

NET REVENUE

            The following table summarizes our net revenue performance (in thousands) for fiscal years 2001, 2000 and 1999.


                                        % of total              % of total               % of total
CURRENT RESULTS                2001       revenue       2000       revenue       1999      revenue
                               ----       -------       ----       -------       ----      -------
Licenses                     $11,290        31%       $20,906        43%       $17,092       36%
--------

Services
--------
Application development        6,464        18%         6,804        14%         6,022       13%
Project management             1,294         3%         1,594         3%           936        2%
Maintenance                    9,548        26%         8,891        19%         9,836       20%
Installation                   1,062         3%         1,107         3%         1,776        4%
Other services                 2,302         6%         3,016         6%         4,437        9%
                             -------                  -------                  -------
Total Services                20,670        56%        21,412        45%        23,007       48%

Hosted Services
---------------
Home Ticket                    1,807         5%         3,386         7%         6,399       13%
Voice services                   576         2%           432         1%           522        1%
Other hosted services          2,245         6%         1,896         4%           811        2%
                             -------                  -------                  -------
Total Hosted Services          4,628        13%         5,714        12%         7,732       16%
                             -------                  -------                  -------
Total net revenue             36,588       100%        48,032       100%        47,831      100%
                             =======                  =======                  =======

            Our backlog represents the amounts of unfilled, but firm, orders received prior to year-end. We expect to earn the majority of the backlog in the next operating cycle. The following table summarizes our revenue backlog by business segment for the years ended December 31, 2001 and 2000.

                                                     (in thousands)
                                                  2001            2000
                                                  ----            ----
Licenses backlog..........................       $1,591          $2,842
Services backlog..........................        4,681           7,084
Hosted Services backlog...................          121              --
                                                 ------          ------
                                                 $6,392          $9,926
                                                 ======          ======

BACKLOG FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

            Our backlog of Licenses decreased by $1.2 million from year-end 2000 to year-end 2001. However, at December 31, 2000, approximately $1.6 million of Licenses revenue originally shipped and invoiced in the fourth quarter of 2000 was deferred in compliance with our revenue recognition policy regarding clear evidence of an arrangement, thereby increasing backlog as of December 31, 2000. Those orders were subsequently recognized as revenue in the first quarter of 2001. Adjusting for that one time event, backlog of Licenses increased year-over-year by approximately $0.3 million.

            During the year just ended, we experienced a decrease in total orders and in the associated Licenses revenue. Our orders generally include a Licenses component of equal or greater magnitude in comparison to a Services component. Although Licenses revenue and the associated orders increased in the second half of 2001, the associated Services orders, while additive to backlog, would not have returned it to the level of 2000. However, our current Services backlog equates to an amount approximately equal to two quarters of revenue at current Services capacity and is sufficient for us to attain our planned revenue for the first half of 2002. Services backlog at the end of 2000 equated to an amount approximately equal to three quarters of revenue.

            Revenue generated from Hosted Services is generally transaction based. Although most of our contracts provide for guaranteed monthly transaction amounts, we do not include those guaranteed amounts in the backlog figure for Hosted Services. The $121,000 noted in the above table is related to the application development and set-up fees for our Service Bureau IMR services, which is included in other hosted services.

NET REVENUE FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

            Net revenue decreased $11.4 million, down 24% for the year ended December 31, 2001, compared to the year ended December 31, 2000. Set forth below is an analysis of the net revenue for each of our operating business segments, Licenses, Services, and Hosted Services, for the year ended December 31, 2001 compared to the year ended December 31, 2000.


            Licenses revenue decreased by $9.6 million, down 46% year-over-year due to the general business climate and its impact on the software industry. Because of the uncertainty created by the economy, customers interested in our products delayed or cancelled the decision to make capital purchases, such as our software, thereby elongating our sales cycles. However, the realignment of our sales force and redeployment of other resources enabled us to increase Licenses revenue in the second half of 2001, resulting in a $0.7 million or 33% sequential increase in Licenses revenue in Q4 over Q3 of 2001. We believe that the continued effects of the realignment and redeployment actions along with an anticipated recovery in general economic activity should result in continued Licenses revenue growth.

            Services revenue for the year ended December 31, 2001 decreased 3%, or $0.7 million, primarily as a result of the reduction in the total value of the orders we received in the first half of the year. This decrease originated chiefly with application development and project management, each decreasing approximately $0.3 million. An increase in maintenance revenue of $0.7 million helped offset these declines. Other services revenue decreased $0.7 million in 2001 compared to 2000. We expect an upward trend of Services revenue in 2002 because of our 2001 year-end Services backlog of $4.7 million and the anticipated increase of Services orders that occur as a result of the projected increase in Licenses orders and associated revenue. We expect to realize maintenance revenue of $5.5 million in 2002 from the deferred revenue on our December 31, 2001 balance sheet. Maintenance revenue streams from new orders will add to 2002 revenue at an accelerated pace due to the shortened warranty period. We also anticipate additional Services revenue from our expanded product line of natural speech services and from the expansion of our consulting services within application development.

            Hosted Services revenue declined $1.1 million down to $4.6 million in 2001 mainly due to a reduction of $1.6 million in Home Ticket revenue. Home Ticket is a pay-per-view service we make available for cable television providers. The cable television industry has been deploying new order entry technologies for consumer purchases of pay-per-view service that do not utilize our services. These new technologies have resulted in a downward trend in our transaction processing fees. We will have a Home Ticket revenue stream in 2002; however, we do not expect the same rate of decline in this service offering because larger customers who have converted to digital pay-per-view processing made this transition prior to 2002. Our increased revenue of $0.5 million or 21% from other Hosted Services such as voice services, DialExpress (message delivery), Lead Capture, Speech Enabled Directory, Site Locator, disaster recovery, broadcast faxing, contact center processing and audiotext helped offset the decline in the Home Ticket revenue in 2001. We continue to offer and promote these other hosted services with good success and we anticipate that this trend will continue and expand.

NET REVENUE FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

            Net revenue for 2000 was $48.0 million compared to $47.8 million for 1999. Annual revenue for years 2000 and 1999 was derived from our three operating business segments of Licenses, Services and Hosted Services which represented 43%, 45% and 12% of net revenue, respectively, for 2000, and 36%, 48% and 16% of net revenue, respectively, for 1999.

            In late 1998, we began the transition of becoming a software-based company from a hardware/software-based company. In 2000, we began to change the reporting of business segments to Licenses, Services, and Hosted Services from the previous structure of Systems, Hosted Services (SIS), and Patents. System sales and Maintenance and other services as reported in the 1999 Annual Report have been reclassified as Licenses and Services for the 2000 and 2001 Annual Reports.

            Licenses revenue for 2000 was $20.9 million, an increase of $3.8 million, or 22%, as compared to $17.1 million for 1999. The increase in 2000 was due to the strength of the Vista product line, which has shown increased sales in every quarter since revenue commenced in the third quarter of 1998. In 2000, the Vista product line accounted for 84% of Licenses sales. VocalPoint systems sales declined 41% in 2000 as the Vista product line more than replaced the declining sales.

            Services revenue for 2000 was $21.4 million, as compared to $23.0 million for 1999, a decrease of $1.6 million, or 7%. Services revenue consisted of patent infringement lawsuits, $1.6 million decrease; maintenance revenue, $0.9 million decrease, but showed an upward trend in the second half of 2000 due to the increased number of installations in late 1999 and early 2000; application services revenue, $0.8 million increase; project management revenue, $0.6 million increase; installation revenue, $0.7 million decrease; and other services revenue, $0.2 million increase.

            Hosted Services revenue for 2000 was $5.7 million compared to $7.7 million for 1999, a decrease of $2.0 million, or 26%. The primary reason for the decline was due to Home Ticket, a pay-per-view service for cable television providers which is offered through our SIS subsidiary. The cable TV industry has been deploying new order entry technologies for consumer purchases of pay-per-view events that do not utilize toll free 800 numbers. This has resulted in a downward trend in transaction processing fees; a trend which is expected to continue. To offset the decline in pay-per-view services, Hosted Services has offered other outsourced electronic capabilities including DialExpress (message delivery), Lead Capture, Speech Enabled Directory, Site Locators, broadcast faxing, call center processing, and audiotext.

GROSS MARGIN

            The following table summarizes our gross margin performance (in thousands) for fiscal years 2001, 2000 and 1999.

                                   % of revenue                % of revenue                  % of revenue
CURRENT RESULTS          2001        category        2000        category         1999         category
                         ----        --------        ----        --------         ----         --------
Licenses               $ 8,358          74%        $15,397          74%         $10,904           64%
Services                 9,518          46%         11,186          52%           9,566           42%
Hosted Services            429           9%          1,399          24%           2,430           31%
                       -------                     -------                      -------
Total gross margin      18,305          50%         27,982          58%          22,900           48%
                       =======                     =======                      =======


GROSS MARGIN FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

            Gross margin decreased in 2001 by 35%, or $9.7 million, when compared to 2000.

            The Licenses revenue decrease of $9.6 million was the primary contributor affecting gross margin dollars by $7.0 million, down 46% from 2000. As shown by the stable gross margin percentage of 74% in 2001 and 2000, the decrease of $7.0 million in gross margin dollars was a direct result of the decline in the volume of licenses sold for the year ended December 31, 2001. We expect Licenses margin percentage will at least remain stable, if not improve, and with the anticipated increase in Licenses revenue, we anticipate Licenses gross margin dollars to increase.

            Services gross margin decreased $1.7 million, a 15% decline from 2000. The primary factors affecting this decrease were related to a higher cost of labor and the use of third party service providers in the first half of the year and employee separation costs in the second half of the year. During the first half of the year, we initiated programs to improve the Services margin. The Services margin began at 41% of revenue in the first quarter of

2001 and improved to 50% of revenue in the fourth quarter of 2001. The improvement in gross margin percentage through the year resulted from increased labor efficiencies and cost controls, including the reduced use of third party professional services. Services gross margin should continue to improve as the effects of these efficiencies and cost controls continue. In addition, our new natural speech and consulting services offerings allow for an increased utilization of our current resources at higher billing rates. We plan and anticipate that our Services margin can return to the 52% margin we realized in 2000.

            Hosted Services gross margin for 2001 decreased by $1.0 million, or 69%, as a result of the decrease in Home Ticket revenue. The $1.6 million decrease in 2001 revenue negatively impacted our gross margin due to the high fixed cost structure associated with a hosted operating environment. To help mitigate the impact of the loss of revenue, we reduced the application development and facility costs associated with this business segment. Also, an increase in other hosted services revenue streams helped us to further offset the negative effect of the loss of Home Ticket revenue.

            We expect the gross margin for our Hosted Services to improve in 2002 due to a reduced number of employees, decreased telecommunication costs, decreased costs from third party maintenance contracts, and increased revenue. The direct costs associated with our new hosted service offerings are significantly lower than those associated with the labor-intensive pay-per-view service. Telecommunications costs are expected to decrease as the new hosted services offerings can share telephone lines while the pay-per-view product utilizes dedicated circuits. We expect the costs associated with third party maintenance contracts to decrease as a result of a reduction in the number of servers required to support the pay-per-view customers and the lower costs associated with the maintenance of the new hosted services platforms. Because our current Hosted Services center operates at significantly less than full capacity and Hosted Services overhead is fixed by nature, any increases in Hosted Services revenue will more efficiently utilize the existing infrastructure while adding little incremental cost. As a result, the anticipated revenue increase in 2002 should positively impact our gross margin.

            Our gross margin will fluctuate on a year-to-year basis as a result of changes in competitive pressures, sales volume, product mix, period cost policy, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margin we report for 2001 is not necessarily indicative of the results you should expect for future periods.

GROSS MARGIN FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

            The gross margin percentage for the year ended December 31, 2000 was 58% of net revenue, as compared with 48% for the year ended December 31, 1999.

            Gross margin on Licenses revenue in 2000 was $15.4 million compared to $10.9 million in 1999, representing a 41% increase in margin. Margin percentages were 74% and 64% of sales for 2000 and 1999, respectively. This increase is primarily due to our ongoing transition from a hardware/software-based company to a software-based company. Additionally, gross margin was positively affected by decreases in the inventory reserve of $0.7 million and $1.4 million in the years 2000 and 1999, respectively, due to a higher than expected usage of inventory from discontinued product lines.

            Gross margin on Services revenue in 2000 was $11.2 million, or 52%, compared to $9.6 million, or 42%, in 1999, an increase of $1.6 million primarily due to a reduction in third party contractor expense.

            Gross margin on Hosted Services decreased by $1.0 million from $2.4 million, or 42%, to $1.4 million, or 24%, in 2000 as compared to 1999 primarily caused by the relatively fixed nature of Hosted Services costs. We include those costs directly associated with the generation of revenue in the computation of gross margin, including direct labor, application development, travel, maintenance, customer support, supplies, depreciation, and miscellaneous hardware.

OPERATING EXPENSES

            The following table summarizes our operating expenses experience (in thousands) for fiscal years 2001, 2000 and 1999.

                                                    % of total               % of total                 % of total
CURRENT RESULTS                            2001      revenue       2000        revenue        1999        revenue
                                           ----      -------       ----        -------        ----        -------
Sales, marketing, and administrative     $21,948       60%        $22,511        47%        $21,124         44%
Research and development                   4,412       12%          3,230         7%          4,448          9%
                                         -------                  -------                   -------
Total operating expenses                  26,360       72%         25,741        54%         25,572         53%
                                         =======                  =======                   =======


OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

            Our operating expenses increased 2%, or $0.6 million, in 2001. Sales, marketing, and administrative costs decreased $0.6 million, or 3%, compared to 2000. Research and development costs were up 37%, or $1.2 million, becoming the driver of the operating cost increase.

            Sales, marketing and administrative costs decreased 3%, or $0.6 million, as a result of cost cutting measures, the effects were noticeable in the second half of 2001. We restructured our sales force, allocating more dollars into direct sales personnel in comparison to the direct sales dollars spent in our 2000 organizational sales. We reduced occupancy expense and initiated a change in the Paid Time Off ("PTO") policy to limit the maximum number of days allowed for carryover from the annual accumulated PTO to five days, thereby reducing administrative costs by $0.6 million in 2001.

            Research and development funds were used to transition our Vista product line to the current Vista IMR platform, which included improvements for natural speech recognition and speech portal interfaces as well as enhancements to the Vista IVR platform. We accounted for research and development outlays on a period cost basis, which impacts current period operating expenses.

OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

            Operating expenses for 2000 were $25.7 million, an increase of $0.2 million from the $25.5 million reported for 1999.

            Selling, marketing, and administrative expenses increased $1.4 million, or 7%, primarily due to an increase in the number of employees in domestic sales and administration, employee incentives, desktop software, and occupancy costs related to the move of our headquarters to a new facility. Helping to offset the negative impact of those changes, administrative expenses decreased due to reductions of the accounts receivable reserve by $0.6 million and $0.1 million in the years 2000 and 1999, respectively. The change in 2000 was primarily due to an increased effort to control the collections of our aged accounts receivables.

            In 2000, research and development costs decreased $1.2 million or 27%. The spending decreases were primarily the result of our transition from a hardware/software-based company to a software-based company. However, we anticipate that research and development spending will increase in future years.

LIQUIDITY AND CAPITAL RESOURCES

            The following table summarizes our cash position, current assets and liabilities, working capital position and current ratio (in thousands, except current ratio) as of December 31, 2001 and 2000.


BALANCE AS OF DECEMBER 31,        2001         2000        Change
                                  ----         ----        ------
Cash and cash equivalents       $ 3,997      $ 7,334      $(3,337)
                                =======      =======      =======
Current assets                   13,409       21,949       (8,540)
Current liabilities              14,127       15,608       (1,481)
                                =======      =======      =======
Working capital (deficit)          (718)       6,341       (7,059)
                                =======      =======      =======
Current ratio                      0.95         1.41


            Cash and cash equivalents at December 31, 2001 were $4.0 million and at December 31, 2000 were $7.3 million, a decrease of $3.3 million. Our working capital decreased from $6.3 million at December 31, 2000 to a deficit of $0.7 million at December 31, 2001. The ratio of our current assets to current liabilities decreased from 1.4 to 0.95. Our net loss of $7.9 million was the dominant factor affecting our cash position and negative change in working capital.

            Cash used in operations was $3.8 million in 2001. To help offset the impact of our net loss of $7.9 million, we added $6.7 million to our operating cash through a change in specific balance sheet accounts, primarily accounts receivable collections, a decrease in inventory, and an increase in deferred revenue. At the same time, a reduction in accounts payable, accrued liabilities, customer deposits and other liabilities used $4.9 million in operating cash. Non-cash expenses, such as depreciation and provisions for doubtful accounts, added an additional $2.3 million in operating cash resulting in $4.1 million of additional cash for operations from these changes.

            Cash used for investing activities was $1.1 million in 2001. The primary use of these funds was to acquire property and equipment in the amount of $1.2 million in 2001.

            Cash provided by financing activities was $1.5 million. The net borrowings on our line of credit of $1.4 million and $0.3 million from the issuance of common stock were offset in part by $0.2 million in principal payments on our capital lease obligations.

            We terminated our $4.0 million line of credit on June 26, 2001. In place of that line of credit, we executed a one-year, $3.0 million, asset-based operating line of credit on June 14, 2001 with another financial institution. On October 1, 2001, we executed an amendment to this line of credit agreement, reducing the available limit from $3.0 million to $2.0 million, and increasing the interest rate from the prime rate plus 4.5% to prime plus 8.5%, but not less than 15% per annum. On January 16, 2002, we executed a second amendment to this line of credit agreement, increasing the available limit from $2.0 million to $2.5 million. This line of credit required a non-refundable, one-time, commitment fee of $45,000. The minimum interest payment due each month is $7,500. We may borrow according to a formula based on 65% of eligible domestic accounts receivable less than 90 days old, excluding maintenance receivables and customer deposits. Domestic accounts receivable and inventory serve as collateral for this line of credit. At December 31, 2001 we had $1.4 million outstanding on the line of credit and based on the borrowing formula, we had an additional $0.2 million in available funds. As of March 21, 2002, our cash balance was $2.5 million; we had no outstanding balance on the line of credit; we did, however have $0.8 million available to borrow. The line of credit agreement contains certain financial covenants. At December 31, 2001, we were in violation of the minimum working capital (current ratio) and the minimum net equity covenants of the line of credit agreement; however, the financial institution waived these terms for the period ended December 31, 2001. There can be no assurance that the financial institution will be willing to renew the line of credit agreement at the June 13, 2002 expiration date.

            The Board of Directors approved certain stock buy-back plans under which we are authorized to repurchase our shares of common stock. As of March 21, 2002, we had repurchased a total of 3,332,432 shares under these plans since November 13, 1998 at an average share price of $3.43 and are authorized to repurchase 365,000 additional shares. We made no stock repurchases in 2001.

            As of December 31, 2001, we had made no commitments to purchase capital assets. We anticipate the need to purchase approximately $0.5 million in capital assets in 2002, which we plan to fund in part by using cash provided by operations. Alternative sources of funding, such as operating leases, will also be considered.

            The table below represents contractual obligations due for the time periods listed.


                                                      PAYMENTS DUE BY PERIOD
                                                      ----------------------
                                         LESS THAN 1      1 - 3       4 - 5     AFTER 5
CONTRACTUAL OBLIGATIONS                     YEAR          YEARS       YEARS      YEARS
-----------------------                     ----          -----       -----      -----
Capital lease obligations                  $  249         $  537       $--        $ --
Operating leases                            1,282          3,228        62
Debt (line of credit)                       1,449             --        --          --
Unconditional purchase obligations             42             --        --          --
Other commitments                             780          2,275        --          --
                                           ------         ------       ---        ----
Total contractual cash obligations         $3,802         $6,040       $62        $ --
                                           ======         ======       ===        ====


INTERNAL SOURCES OF LIQUIDITY

            During the year ended December 31, 2001, we began several initiatives to address our sales efforts, our cost structures, our cash management and our Services delivery efficiencies in light of the changing economic environment. In the second half of 2001, we began to see favorable results from these efforts. We believe the continued benefits of these measures will allow us to generate sufficient operating funds from internal sources to successfully run our business in the year ahead.

            The table below sets forth our analysis of operating requirements for 2002 assuming that we can generate the same performance as we achieved in 2001, with some improvements.


 CASH NEEDED IN 2002 (IN MILLIONS):                CASH SOURCES IN 2002:
 Net loss at 12/31/2001                 $(7.9)     Cash balance at 12/31/2001       $ 4.0
 Add back non-cash items:                          Add back:
 Depreciation & amortization              1.8      Loan balance at 12/31/2001        (1.4)
 Reserves                                 0.5                                       -----
                                        -----
 Sub-total                                2.3      Net cash on-hand for 2002          2.6
                                        -----                                       -----
 Operating cash needed for 2002          (5.6)
 Capital lease obligations               (0.2)
 Capital acquisitions, net in 2002       (0.3)     Operating cost reductions          5.0
                                        -----                                       -----
 TOTAL CASH NEEDED IN 2002              $(6.1)     TOTAL CASH SOURCES IN 2002       $ 7.6
                                        -----                                       -----


            We generated a net loss of $7.9 million in 2001. Starting from that base and adding back the non-cash items of depreciation, amortization and reserves of $2.3 million, we expect to consume $5.6 million in operating cash for 2002. Additionally, we plan to use cash of $0.8 million for capital assets and capital lease obligations, which will be offset by $0.3 million in new capital lease funding. Therefore, we anticipate the 2002 total cash consumption to be $6.1 million.

            We begin with a cash balance of $4.0 million offset by the $1.4 million loan outstanding at year-end 2001, which nets to cash on-hand of $2.6 million. We plan to improve operating expenses during 2002 by $5.0 million better than the $26.4 million reported at year-end 2001. We project cost savings of $3.9 million as a result of a reduction in the number of employees made in 2001, including salaries, payroll taxes, benefits, recruiting, and travel expenses. We further expect to decrease expenses by an additional $1.1 million by reducing use of third party service providers, reducing use of professional consultants, and reducing telecommunications costs through a new agreement with our telephony transport provider for the Hosted Services center. Those cost reductions and the net cash on-hand brings the total cash sources to $7.6 million, exceeding total cash needed by $1.5 million for 2002.

            We have only considered net cash on-hand and cost reductions in providing for our cash requirements. Other initiatives, such as increases in revenue, increases in our gross margin, and increases in collection activities related to our accounts receivable can further strengthen our projected result. A moderate growth in Licenses revenue of 10% or $1.1 million over the $11.2 million achieved in 2001 would provide an additional $0.9 million in cash, based on the 74% gross margin that we believe we can sustain in 2002. During 2001, we improved Services gross margin percentages from 41% in Q1 to 51% in Q4. A modest increase of Services gross margin percentage to 50% for the year 2002 would yield additional operating cash of approximately $0.8 million with no increase in Services revenue. At December 31, 2001, the average time required to collect an accounts receivable, or "days sales outstanding" ("DSO"), was 58 days, compared to 60 days at December 31, 2000. We continue to intensify our collection efforts with the purpose of further decreasing the DSO to 55 days. We expect these improved collection efforts could provide additional operating cash of approximately $0.3 million in 2002. An increase in Licenses revenue, the management of our accounts receivable DSO, and the continued improvement in Services gross margin could favorably affect cash provided in the year to come.

            Additionally, we expect to reduce inventory and inventory purchases in 2002 by outsourcing the inventory for our Vista product line and using current inventory to support our maintenance contracts. In doing so, we will moderately, but positively affect operating cash.

            This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Quantitative and Qualitative Disclosure about Market Risk contained in Item 7A of this Annual Report and particularly in conjunction with the section entitled "Additional Cautionary Factors That May Affect Future Results" included in that Item.

EXTERNAL SOURCES OF LIQUIDITY

            We maintain a $2.5 million line of credit with a commercial lending institution. We can borrow according to an asset-based formula. We will utilize the line, if necessary, for operational cash needs, but do not expect to borrow on the line of credit due to our efforts to generate cash from internal activities, a lower cost structure and increased management efforts to control spending. As of December 31, 2001, we had an outstanding balance of $1.4 million. Subsequent to year-end, we have paid all amounts owed to the lending institution thereby increasing our available to borrow funds. We plan to renew this line of credit, however, there can be no assurance that the financial institution will be willing to renew the line of credit agreement at the June 13, 2002 expiration date.

            We have entertained offers from third party entities to provide warrant backed debt financing should we need funding beyond our ability to generate cash internally and borrow on the line of credit. We do not expect to execute this financing option in 2002.


CRITICAL ACCOUNTING POLICIES

            See Item 8 -- Financial Statements and Supplementary Data, "Notes to Consolidated Financial Statements" in this Annual Report for a further discussion on our significant accounting policies and their impact on the financial statements.

            Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranty obligations, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


            We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION POLICY

            Our revenue is derived from three business segments: Licenses, Services and Hosted Services. Revenue derived from Licenses and from Services is recognized pursuant to Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"); Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"); and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). Revenue derived from Hosted Services is recognized pursuant to the provisions of SAB No. 101. We strictly adhere to the revenue recognition criteria under the guidance previously discussed and, based on the nature of the Licenses and Services transactions, there are no significant estimates or judgements necessary to apply the revenue recognition policy. See
Item 8 -- Financial Statements and Supplementary Data, "Notes to Consolidated Financial Statements" in this Annual Report for detailed description of our revenue recognition policy.

PERIOD COST POLICY

            We period cost our labor and overhead expenses. This policy can result in quarterly gross margin swings based on volume and mix of business. This method tends to be consistent on a year-over-year basis given that we turn most services to revenue within 90 to 120 days of receipt of orders. It is important to understand this policy when comparing quarterly results of gross margin performance because of the gross margin swings.

CUSTOMER ACCOUNT RECEIVABLE

            We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our standard payment terms are net 30 days with collections averaging around 58 days. We believe the accounts presented in the Balance Sheets to be representative of our collectable position. See Item 7 -- Management Discussion and Analysis in this Annual Report for a further discussion on liquidity and cash sources. Also see Item 8 -- Financial Statements and Supplementary Data, "Notes to Consolidated Financial Statements", Note 16 in this Annual Report more information regarding our allowance for doubtful accounts.

INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. If we determine that the carrying value requires adjustment, we establish a new cost basis. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we project, additional inventory write-downs may be required and are taken.

ACCRUED ROYALTY, WARRANTY, AND OTHER EXPENSES

            We accrue for royalties due to third party licensors upon delivery of software to our customers. As of December 31, 2001 we accrued for royalties due to these licensors in the amount of $50,000.

            We provide for the estimated cost of warranties at the time revenue is recognized. In 2001, we changed the warranty on our products and services from a standard 6-month warranty to a 30-day warranty, significantly lowering the amount of warranty claims and support. Should actual warranty claim rates or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

            We contract with third party service providers to assist with application development. Expenses related to those contracts are recorded upon delivery of the application development product. As of December 31, 2001, we accrued for $0.4 million in professional services due to third party service providers.

            We accrue bonuses based on a formula approved by the Compensation Committee of our Board of Directors in the period in which the operational results that determine the bonuses are made. As of December 31, 2001, we accrued bonuses in the amount of $0.1 million affecting the period ending December 31, 2001.

            Commissions are prepaid and accrued based on a formula specified in our sales compensation plans. Commissions are recognized as expense in the period in which the revenue is recognized. We accrued for commissions for the year ending December 31, 2001.

DEFERRED TAX ASSETS

            We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

            The Financial Accounting Standards Board ("FASB") recently issued pronouncements titled SFAS No. 141, "Business Combinations" ("SFAS No. 141"), SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). As of December 31, 2001 we had no financial impact from the recent accounting pronouncements. However, there can be no assurances that the adoption and application of SFAS No. 144 will not have a material affect on future earnings. See Item 8 -- Financial Statements and Supplementary Data, "Notes to Consolidated Financial Statements", Note 1, in this Annual Report for more information regarding the effects of the recent accounting pronouncements.


ITEM 7A.  -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

            Our exposure to market risk in connection with interest rate changes relates to our cash investment portfolio. Our general policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and interest rate risk. We place our investments in instruments with highly rated issuers. We classify all liquid investments with a maturity date of three months or less as cash equivalents. As of December 31, 2001, our earned interest rate on our cash equivalents was 1.61%, down from 2.35% at the end of the third quarter of 2001 and 4.65% at December 31, 2000. We do not expect any material loss with respect to our cash investment portfolio since marketable securities have generally been held until maturity and unrealized gains and losses are negligible.

            Our only long-term liabilities are capital lease obligations at a fixed rate. Therefore, we do not believe there is any material exposure to market risk changes in interest rates as it relates to our current or long-term liabilities.

            Our asset-based operating line of credit bears interest at prime plus 8.5%, with a minimum interest rate of 15%. During 2001, the prime rate ranged between 9.5% at January 1, 2001 and 4.75% at December 31, 2001. At

December 31, 2001, we had approximately $1.4 million outstanding under this line of credit, all of which is classified as current and is to be paid from receipts of customer receivables. Due to the current nature of this debt, the requirement to make payments on the outstanding balance as receivables are collected and the currently low prime rate, we do not believe that market risk related to this line of credit is significant. For example, an increase in the interest rate on our line of credit of ten basis points would result in an increase in interest expense of $10,352, on an annualized basis. We anticipate no material exposure to market risk in connection with interest rate changes, as they relate to our current or long-term liabilities. See Item 8 -- Financial Statements and Supplementary Data, "Notes to Consolidated Financial Statements", Note 8, in this Annual Report for more information regarding this line of credit.

FOREIGN CURRENCY EXCHANGE RATE RISK

            We invoice all international customers in U.S. dollars except the customers of our United Kingdom ("U.K.") subsidiary, which are invoiced in pounds sterling. Our U.K. subsidiary's financials, including balance sheet, revenue, and operating expenses, are recorded in pounds sterling. Therefore, our exposure to foreign currency exchange rate risk occurs when we translate the financial results of that subsidiary into U.S. dollars in the course of consolidating our financial statements. At this time, we do not use instruments to hedge our foreign exchange exposure in the U.K. because the effects of foreign exchange rate fluctuations do not materially affect us.

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

            Also note that a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business follows. These consist of some factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those discussed below and throughout this Annual Report could also adversely affect us. This discussion is provided as permitted by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

OUR MARKETS ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES, WHICH MAY CAUSE US TO INCUR SIGNIFICANT DEVELOPMENT COSTS AND PREVENT US FROM ATTRACTING NEW CUSTOMERS.

            The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles and changing end-user customer demands. The introduction of products embodying new technologies and the emergence of new industry standards could render existing products and services obsolete or unmarketable and cause us to incur significant costs to develop new or enhanced products to meet the competition from such new technologies or industry standards. If we are unable to develop new products and services or if we are unable to develop such products fast enough to meet this competition, we could be prevented from attracting new customers and from retaining the installed base of customers we currently have. Such events could have a material adverse effect on our business, financial or market performance.


OUR FUTURE BUSINESS PROSPECTS DEPEND IN PART ON OUR ABILITY TO MAINTAIN AND IMPROVE OUR CURRENT PRODUCTS AND SERVICES AND DEVELOP NEW ONES.

            We believe that our future business prospects depend in large part on our ability to maintain and improve our current products and services and to develop new products and services on a timely basis. Our products must achieve market acceptance, maintain technological competitiveness and meet an expanding range of end-user customer requirements. As a result of the complexities inherent in our products, major new products and product enhancements require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or end-user customer requirements. We may also experience difficulties that could delay or prevent a successful development, introduction or marketing of product enhancements, and our new products and product enhancements may not achieve market acceptance. Significant delays in the general availability of new releases of our products or significant problems in the installation or implementation of new releases of our products could have a material adverse effect on our business, financial or market performance. In addition, we cannot assure you that any new product or feature we introduce will receive market acceptance. Future announcements we make of new products may cause customers to defer purchases of our existing products, which could also adversely affect our business, financial or market performance.

GENERAL ECONOMIC, POLITICAL AND OTHER CONDITIONS AND UNCERTAINTIES MAY AFFECT OUR RESULTS OF OPERATIONS.

            Our business may be adversely affected by changes in general economic, business and international conditions, prices and costs, as well as by other factors of a general nature. The general economic conditions that existed during 2001 had such an adverse impact on our business. Our susceptibility to these changes and the susceptibility of the computer telephony software industry, together with our customers' uncertainty about the extent of the general economic slowdown, could result in continued lower demand for our products and services. Our business is dependent on booking sufficient orders to maintain our current Licenses and Services backlog and to keep our revenue stable and growing. If we are unable to book sufficient orders, our revenue and gross margin could deteriorate which, in turn, could potentially reduce our liquidity. Worsening economic conditions or other factors which adversely impact our ability to obtain financing or renew our line of credit on reasonable terms could also reduce our liquidity.

            The actions of terrorist groups have created worldwide economic and political uncertainties. The potential for future attacks, the national and international responses to such actions, and other acts of war or hostility could adversely affect our business, revenue, and gross margin in the short or long-term in ways that cannot presently be predicted.

IF THE TECHNOLOGY WE LICENSE OR THE HARDWARE COMPONENTS WE UTILIZE IN OUR PRODUCTS DOES NOT CONTINUE TO BE AVAILABLE, WE COULD BE FORCED TO MODIFY OUR PRODUCTS OR ELIMINATE FUNCTIONS.

            We license technology from others, which we embed in some of our products. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we could be forced to modify the affected products to use alternative technology or we may be required to eliminate the affected product function, either of which alternatives could have a material adverse effect on us. In addition, should the licensors of our embedded technology cease operations or should their technology contain defects or be subject to adverse intellectual property claims, we could be adversely and materially affected.

            To the extent we need to license third-party technologies, we may be unable to do so on commercially reasonable terms or at all. In addition, we may fail to successfully integrate licensed technology into our products or services. Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition, development and maintenance costs. Our inability to obtain any of such licenses could delay our product and service development until equivalent technology can be identified, licensed and integrated. As a result, our business, financial and market performance could be adversely affected.

            We obtain hardware components from third parties for our products, including, without limitation, telephony interface and voice recognition boards. We do not believe that we are dependent on a single source to supply the components we use in our products. We are currently able to obtain key components in a timely manner from a variety of sources. However, if we are unable to secure alternate suppliers of key components or alternate assembly sources in a timely manner when we need them, our results of operations could be affected adversely.

WE DEPEND ON KEY PERSONNEL AND ON OUR ABILITY TO RECRUIT ADDITIONAL SKILLED PERSONNEL, IN A VERY COMPETITIVE RECRUITING ENVIRONMENT, TO CONDUCT AND GROW OUR BUSINESS EFFECTIVELY.

            Our future success also depends on our ability to attract, train, assimilate and retain qualified personnel. Competition for individuals with skills in the computer telephony software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other qualified personnel in the future in the numbers we will require. Our inability to attract and retain qualified personnel in the future could have material adverse effects on our business, financial or market performance.

            We have never had a work stoppage and none of our employees are represented by labor unions. However, a limited number of sales representatives are responsible for a substantial portion of our direct sales. The loss of these representatives could adversely affect our future operating results.

WE FACE COMPETITIVE PRESSURES THAT MAY HAVE A MATERIALLY ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

            The market for our computer telephony software products is highly competitive and, because there are relatively low barriers to entry in certain parts of this market, we expect competition to increase in the future. In addition, because our industry is relatively new and evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers, telecommunications equipment vendors, and network based enterprise voice portal suppliers. We cannot assure you that we will be able to compete effectively against current and future competitors.

            In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have material adverse effects on our business, financial condition or results of operations. Many of our current and potential competitors have longer operating histories; significantly greater financial, technical, marketing, customer service and other resources; greater name recognition; and a larger installed base of customers than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can.

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

BECAUSE OF THE COMPETITIVE, RAPIDLY CHANGING NATURE OF THE COMPUTER TELEPHONY SOFTWARE INDUSTRY, WE MUST CONTINUALLY IDENTIFY THE MOST EFFECTIVE MEANS FOR SELLING AND MARKETING OUR PRODUCTS.

       The computer telephony software industry is very competitive and rapidly changing. Information technology purchasers can be reluctant to believe that new technology is ready for mass implementation. As a result, we must continually identify markets for our products and services and apply the most effective means for addressing those markets, both internationally and domestically. We are required to have a thorough understanding of the industry's direction and an appreciation for the end-user's demands for functionality. We are also required to effectively balance both direct and indirect sales channels and to train our sales force to find new customers and further develop our installed customer base while keeping thoroughly familiar with our products and product mix. If we are unable to generate increasing revenue through focused attention on these sales and marketing elements, we could cause material adverse effects on our business, financial or market performance.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD ALLOW THIRD PARTIES TO COPY OR OTHERWISE OBTAIN AND USE OUR TECHNOLOGY WITHOUT AUTHORIZATION.

            We consider our computer telephony software products to be proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of trademark, service mark and trade secret laws, as well as licensing and other agreements with others including our end-user customers, consultants, suppliers, and resellers and on employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights, and the protection they do provide varies and may not be adequate in all circumstances. We hold 65 registered trademarks and service marks in 17 countries and 2 pending registrations.

            Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. Also, even though we have proprietary rights in our products, the development and sale of our products could violate the proprietary rights of others, including the patent rights of others. Should this be or become the case, we could be required to redesign our products to avoid violating such proprietary rights, or we could be forced to acquire or license those proprietary rights. Any of such alternatives could materially increase the cost of our products and, consequently, their attractiveness to our customers. We know of no such violations of the proprietary rights of others however. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products or the redesign of our products to avoid proprietary rights held by others or the cost of obtaining necessary technology rights could all materially adversely affect our business, financial or market performance.

COMPARISONS OF OUR PERIOD-TO-PERIOD OPERATING RESULTS ARE NOT NECESSARILY MEANINGFUL.

            We believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate. Because we cannot predict when our potential end-user customers will place orders and finalize contracts, we cannot accurately forecast our revenue and operating results for future quarters. We recognize revenue upon satisfaction of the requirements of AICPA Statement of Position 97-2, a portion of which generally occurs in the same quarter that the order is received and upon the acceptance of application development by our customers. As a result, our quarterly revenue and operating results depend primarily on the size, quantity and timing of orders received for our products during each quarter. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenue in a quarter could be substantially reduced.

            In addition, we period cost our labor and overhead expenses. This policy can result in quarterly gross margin swings based on volume and mix of business. This method tends to be consistent on a year-over-year basis given that we turn most services to revenue within 90 to 120 days of receipt of orders. It is important to understand this policy when comparing quarterly results of gross margin performance because of the gross margin swings.

BACKLOG TOTALS AS OF A CERTAIN DATE MAY NOT BE INDICATIVE OF FUTURE REVENUE.

            We can give no assurance that our existing customers will continue their current buying patterns or that changes within their industries will not adversely affect our ability to retain or attract new customers. In addition, although we believe that all orders in our backlog at December 31, 2001 are firm and will be delivered within the fiscal year, customers can make changes in their orders, or they may alter or significantly delay their delivery schedules or they may even cancel their orders. Therefore, our total backlog as of any particular date may not be indicative of actual revenue for any future period.

IF OUR END-USER CUSTOMERS DO NOT PERCEIVE OUR PRODUCTS TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WILL SUFFER.

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

OUR PRODUCTS COULD HAVE DEFECTS FOR WHICH WE ARE POTENTIALLY LIABLE AND WHICH COULD RESULT IN LOSS OF REVENUE, INCREASED COSTS OR LOSS OF CREDIBILITY OR SUCH DEFECTS COULD DELAY ACCEPTANCE OF OUR PRODUCTS IN THE MARKET.

            Our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, errors in our new products or releases could be found after commencement of commercial shipments. This could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future end-user customers. This could also result in a loss of revenue or a delay in market acceptance of our products, which, in turn, could have a material adverse effect on our business, financial, or market performance. Our license agreements with our end-user customers typically contain provisions designed to limit our exposure to potential product liability and some contract claims. However, not all of these agreements contain these types of provisions, but even when they do, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. A product liability, warranty, or other claim brought against us could have a material effect on our business, financial, or market performance.

PAY-PER-VIEW REVENUE HAS DECLINED AND OUR OTHER OUTSOURCED ELECTRONIC CAPABILITIES MAY NOT SUPPLANT THAT LOST REVENUE.

            The cable TV industry continues to introduce and implement new ordering technologies for consumer purchases of pay-per-view events that do not utilize toll free 800 numbers. Consequently, we are experiencing a downward trend in transaction processing fees, a trend, which we expect to continue. To offset this decline in pay-per-view services, Hosted Services offers other outsourced electronic capabilities through our Service Bureau IMR Services including, for example, Lead Capture, disaster mitigation, electronic payment processing, Speech Enabled Directory, DialExpress, and Site Locator as well as benefits enrollment, broadcast faxing, and contact center processing. We cannot give any assurance, however, as to when, if ever, our efforts will completely supplant the declining pay-per-view revenue.

OUR STOCK PRICE HAS BEEN AND COULD CONTINUE TO BE VOLATILE.

            Our stock price has been and could continue to be volatile due to a number of factors including, without limitation: actual or anticipated fluctuations in our operating results; announcements by us, our competitors or our end-user customers; liquidity limitations and our ability to generate outside funding; changes in financial estimates of securities analysts or investors regarding us, our industry, our competitors or our end-user customers; technological innovations or the introduction of new products by us or others; the operating and stock price performance of other comparable companies or of our competitors or end-user customers; revenue or earnings in any quarter fail to meet expectations of the investment community; the volume of our shares typically traded in any trading session; our purchases in the market of our own shares; purchases and sales of our shares by our officers, directors, employees and affiliates; and general market or economic conditions.


ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Independent Auditors' Report of KPMG LLP and the Consolidated Financial Statements of Syntellect Inc. and subsidiaries as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, follow.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Syntellect Inc.:

       We have audited the accompanying consolidated balance sheets of Syntellect Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntellect Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that Syntellect Inc. and its subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations, a working capital deficit and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /S/ KPMG LLP

Phoenix, Arizona
February 5, 2002

                        SYNTELLECT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                              2001           2000
                                                                                              ----           ----
                          ASSETS
Current assets:
    Cash and cash equivalents ........................................................      $  3,997       $  7,334
    Trade receivables, net of allowance for doubtful accounts of $416 and $225 at
       December 31, 2001 and 2000, respectively (note 16) ............................         7,617         12,423
    Note receivable (note 2) .........................................................            84             57
    Other receivables ................................................................             5              9
    Inventories, net (note 3) ........................................................           634          1,415
    Prepaid expenses (note 4) ........................................................         1,072            711
                                                                                            --------       --------
              Total current assets ...................................................        13,409         21,949
                                                                                            --------       --------
Property and equipment, net (note 5) .................................................         3,772          3,814
Note receivable, non-current portion (note 2) ........................................           202            270
Short-term investments ($75 restricted at December 31, 2000) .........................            --             75
Other assets .........................................................................           816            993
                                                                                            --------       --------
               Total assets ..........................................................      $ 18,199       $ 27,101
                                                                                            ========       ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .................................................................      $  2,145       $  2,934
    Accrued liabilities (note 6) .....................................................         1,923          3,186
    Customer deposits ................................................................           232          2,916
    Deferred revenue (note 7) ........................................................         8,129          6,421
    Line of credit (note 8) ..........................................................         1,449             --
    Capital lease obligations (note 9) ...............................................           249            151
                                                                                            --------       --------
              Total current liabilities ..............................................        14,127         15,608
                                                                                            --------       --------
Capital lease obligations, less current portion (note 9) .............................           537            316
                                                                                            --------       --------
              Total liabilities ......................................................        14,664         15,924
                                                                                            --------       --------
Shareholders' equity:
    Preferred stock, $0.01 par value. Authorized 2,500,000 shares; no shares issued or
       outstanding ...................................................................            --             --
    Common stock, $0.01 par value. Authorized 25,000,000 shares; issued 14,660,485 and
       14,505,298, respectively; outstanding 11,328,059 and 11,172,866, respectively .           147            145
    Additional paid-in capital .......................................................        62,628         62,311
    Accumulated deficit ..............................................................       (47,621)       (39,696)
    Accumulated other comprehensive loss .............................................          (205)          (169)
                                                                                            --------       --------
                                                                                              14,949         22,591
Treasury stock, at cost, 3,332,432 shares ............................................       (11,414)       (11,414)
                                                                                            --------       --------
              Total shareholders' equity .............................................         3,535         11,177
                                                                                            --------       --------
Commitments and contingencies (notes 8, 9, & 12)
Total liabilities and shareholders' equity ...........................................      $ 18,199       $ 27,101
                                                                                            ========       ========


          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           2001           2000           1999
                                                           ----           ----           ----
Net revenue:
    Licenses ......................................      $ 11,290       $ 20,906       $ 17,092
    Services ......................................        20,670         21,412         23,007
    Hosted services ...............................         4,628          5,714          7,732
                                                         --------       --------       --------
              Total net revenue ...................        36,588         48,032         47,831
                                                         --------       --------       --------
Cost of revenue:
    Licenses ......................................         2,932          5,509          6,188
    Services ......................................        11,152         10,226         13,441
    Hosted services ...............................         4,199          4,315          5,302
                                                         --------       --------       --------
              Total cost of revenue ...............        18,283         20,050         24,931
                                                         --------       --------       --------
Gross margin ......................................        18,305         27,982         22,900
                                                         --------       --------       --------
Operating expenses:
    Selling, marketing and administrative .........        21,948         22,511         21,124
    Research and development ......................         4,412          3,230          4,448
                                                         --------       --------       --------
              Total operating expenses ............        26,360         25,741         25,572
                                                         --------       --------       --------
              Operating income (loss) .............        (8,055)         2,241         (2,672)
                                                         --------       --------       --------
Other income (expense), net:
    Interest income (expense), net ................           (88)           278            264
    Gain on sale of Dialer product line (note 15) .            --             --            509
    Loss on disposal of assets ....................           (13)           (49)            --
    Other income (expense), net ...................            (3)            27             33
                                                         --------       --------       --------
              Total other income (expense), net ...          (104)           256            806
                                                         --------       --------       --------
              Income (loss) before income taxes ...        (8,159)         2,497         (1,866)
Income tax expense (benefit) (note 11) ............          (234)           255             --
                                                         --------       --------       --------
              Net income (loss) ...................      $ (7,925)      $  2,242       $ (1,866)
                                                         ========       ========       ========
Earnings (loss) per common share -- basic (note 10)      $  (0.70)      $   0.19       $  (0.14)
                                                         ========       ========       ========
Earnings (loss) per common share -- diluted .......      $  (0.70)      $   0.18       $  (0.14)
                                                         ========       ========       ========
Weighted average shares outstanding -- basic ......        11,251         11,742         13,034
                                                         ========       ========       ========
Weighted average shares outstanding -- diluted ....        11,251         12,699         13,034
                                                         ========       ========       ========

Net income (loss) .................................      $ (7,925)      $  2,242       $ (1,866)
                                                         --------       --------       --------
Other comprehensive (loss), net of tax:
    Foreign currency translation adjustment .......           (36)          (137)            (5)
    Unrealized loss on marketable securities ......            --             --             (6)
                                                         --------       --------       --------
Other comprehensive (loss) ........................           (36)          (137)           (11)
                                                         --------       --------       --------
Comprehensive income (loss) .......................      $ (7,961)      $  2,105       $ (1,877)
                                                         ========       ========       ========


          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                             COMMON STOCK    ADDITIONAL                    ACCUMULATED                    TOTAL
                                               $.01 PAR       PAID-IN      ACCUMULATED    COMPREHENSIVE    TREASURY    SHAREHOLDERS'
                                  SHARES         VALUE        CAPITAL        DEFICIT           LOSS          STOCK        EQUITY
                                  ------         -----        -------        -------           ----          -----        ------
  Balance at
   January 1, 1999 ..........   13,699,095        $137        $60,917        $(40,072)        $ (21)      $ (1,148)     $ 19,813
Issuance of common
 stock upon
  exercise of
   stock options ............       97,825           1            158              --            --             --           159
Issuance of common
 stock under
 employee stock
   purchase plan (note 13) ..      102,567           1            102              --            --             --           103
Net loss ....................           --          --             --          (1,866)           --             --        (1,866)
Foreign currency
 translation adjustment .....           --          --             --              --            (5)            --            (5)
Net unrealized holding
 loss on
  marketable securities .....           --          --             --              --            (6)            --            (6)
Purchase of
 1,706,500 shares of
  treasury stock ............           --          --             --              --            --         (3,808)       (3,808)
                                ----------        ----        -------        --------         -----       --------      --------
   Balance at
    December 31, 1999 .......   13,899,487        $139        $61,177        $(41,938)        $ (32)      $ (4,956)     $ 14,390
Issuance of common
 stock upon
  exercise of
   stock options ............      494,942           5            820              --            --             --           825
Issuance of common
 stock under
  employee stock
     purchase plan (note 13)       110,869           1            314              --            --             --           315
Net income ..................           --          --             --           2,242            --             --         2,242
Foreign currency
 translation adjustment .....           --          --             --              --          (137)            --          (137)
Purchase of
 1,425,000 shares of
  treasury stock ............           --          --             --              --            --         (6,458)       (6,458)
                                ----------        ----        -------        --------         -----       --------      --------
   Balance at
      December 31, 2000 .....   14,505,298        $145        $62,311        $(39,696)        $(169)      $(11,414)     $ 11,177
Issuance of common
 stock upon
 exercise of stock
     options ................       53,130           1            104              --            --             --           105
Issuance of common
 stock under
 employee stock
     purchase plan (note 13)       102,057           1            203              --            --             --           204
Compensation for modified
 stock options ..............           --          --             10              --            --             --            10
Net loss ....................           --          --             --          (7,925)           --             --        (7,925)
Foreign currency
 translation
  adjustment ................           --          --             --              --           (36)            --           (36)
                                ----------        ----        -------        --------         -----       --------      --------
   Balance at
    December 31, 2001 .......   14,660,485        $147        $62,628        $(47,621)        $(205)      $(11,414)     $  3,535
                                ==========        ====        =======        =========        =====       ========      ========



          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)



                                                                               2001          2000           1999
                                                                               ----          ----           ----
Cash flows from operating activities:
    Net income (loss) ................................................      $ (7,925)      $ 2,242       $ (1,866)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
          Loss on sale of property, plant, and equipment .............            13            49             --
          Depreciation and amortization ..............................         1,764         1,817          2,489
          Provision for doubtful accounts ............................           529           318          1,806
          Stock option compensation expense ..........................            10            --             --
          (Increase) decrease in accounts receivable .................         4,277        (1,847)        (2,009)
          Decrease in inventories ....................................           781           626            932
          Increase (decrease) in accounts payable ....................          (789)        1,061           (687)
          Decrease in accrued liabilities ............................        (1,263)          (82)           (10)
          Increase in deferred revenue ...............................         1,708         3,507            197
          (Increase) decrease in customer deposits ...................        (2,684)         (322)           158
          (Increase) decrease in prepaid expenses, other receivables,
              and other assets .......................................          (180)         (594)           289
                                                                            --------       -------       --------
          Net cash provided by (used in) operating activities ........        (3,759)        6,775          1,299
                                                                            --------       -------       --------

Cash flows from investing activities:
    Purchase of marketable securities ................................            --            --        (14,190)
    Maturities of marketable securities ..............................            75         1,026         21,381
    Purchase of property and equipment ...............................        (1,216)       (1,015)        (1,713)
    Proceeds from notes receivable ...................................            41            --             --
    Proceeds from sale of property and equipment .....................            10           254             --
                                                                            --------       -------       --------
          Net cash provided by (used in) investing activities ........        (1,090)          265          5,478
                                                                            --------       -------       --------

Cash flows from financing activities:
    Borrowings on line of credit .....................................        17,421            --             --
    Payments to line of credit .......................................       (15,972)           --             --
    Proceeds from sale of common stock ...............................           309         1,140            262
    Purchase of treasury stock .......................................            --        (6,458)        (3,808)
    Payments on capital lease obligations ............................          (210)         (435)          (278)
                                                                            --------       -------       --------
          Net cash provided by (used in) financing activities ........         1,548        (5,753)        (3,824)
                                                                            --------       -------       --------

Effect of exchange rates on cash .....................................           (36)         (137)            (5)

Net increase (decrease) in cash and cash equivalents .................        (3,337)        1,150          2,948
Cash and cash equivalents at beginning of year .......................         7,334         6,184          3,236
                                                                            --------       -------       --------
Cash and cash equivalents at end of year .............................      $  3,997       $ 7,334       $  6,184
                                                                            ========       =======       ========
Supplemental disclosure of cash flow information:
          Cash paid for interest .....................................      $    154       $    57       $     47
                                                                            ========       =======       ========
          Cash paid for income taxes .................................      $     37       $    20       $     29
                                                                            ========       =======       ========

Non-cash Investing and Financing Activities:
          Property and equipment acquired under capital leases .......      $    529       $   362       $    134
                                                                            ========       =======       ========



          See accompanying notes to consolidated financial statements.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business

       Syntellect Inc. and its wholly owned subsidiaries ("Syntellect", the "Company", "us", "we", "our") develop, market, and integrate voice and information processing software and application software worldwide. We offer an inbound voice processing product line, a worldwide distribution network, and a vertical market focus in the financial services, media, telecommunications, public utility, and healthcare industries. We also provide interactive transaction-based Hosted Services for those customers who prefer to outsource their voice processing applications, including cable and satellite pay-per-view orders, DialExpress, Site Locator, call redirect, and Lead Capture.

    Basis of Presentation

      Our consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit from operations of $47.6 million and a working capital deficit of $0.7 million, as of December 31, 2001, and have incurred a net loss of $7.9 million for the year ended December 31, 2001.

      During the year ended December 31, 2001, we began several initiatives to address our sales efforts, our cost structure, our cash management and our Services delivery efficiencies in light of the changing economic environment. In the second half of 2001, we began to see favorable results from these efforts. We believe the continued benefits of these measures will allow us to generate sufficient operating funds from internal sources to satisfy our liquidity requirements through December 31, 2002. However, there is no certainty that our plans will be successfully implemented. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The consolidated financial statements include the accounts of Syntellect Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

    Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that Syntellect disclose estimated fair values for its financial instruments. The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The carrying amount of accounts receivable, accounts payable, accrued liabilities, and borrowings on the line of credit approximate fair value as they are expected to be collected or paid within 90 days of year-end.

    Cash Equivalents

       Cash equivalents consist of money market accounts and overnight deposits with original maturities of three months or less.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


    Short-term Investments

       Short-term investments are comprised of certificates of deposit with maturity dates between three and twelve months.

    Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. If it is determined that the carrying value requires adjustment, a new cost basis is established. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required and are taken.

   Property and Equipment

       Property and equipment are stated at cost. Equipment held under capital lease is stated at the lower of the present value of minimum lease payments or fair value at the inception of the lease. Property and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Equipment held under capital lease and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

        Depreciation related to revenue-generating assets is included in the cost of revenue. The total depreciation expense for each of the years ended December 31, 2001, 2000, and 1999 was $1.8 million, $1.8 million, and $2.5 million, respectively, of which $0.4 million, $0.3 million, and $0.2 million were related to cost of revenue and $1.4 million, $1.5 million, and $2.3 millions were included with general operating expenses.

       During 2001 and 2000, the Company wrote off certain fully depreciated property and equipment.

   Revenue Recognition

        Our revenue is derived from three business segments: Licenses, Services and Hosted Services. Revenue derived from Licenses and from Services is recognized pursuant to Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"); Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"); and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). Revenue derived from Hosted Services is recognized pursuant to the provisions of SAB No. 101. Our revenue recognition policy for each of our business segments is described in the following paragraphs.

        LICENSES - We sell our standard Vista Interactive Media Response ("Vista IMR") software product, which uses a Windows operating system and Java programming language, for customer application development. Vista IMR consists of a broad suite of communication features designed for automating customer transactions. Some of Vista IMR's components include Interactive Voice Response ("IVR"), Interactive Web Response ("IWR"), and Speed Enabled Directory ("SPEED"). Vista IVR automates customer self-service inquiries and is sometimes considered the "voice" of an automated customer contact center. Vista IWR allows companies to take advantage of the Internet with self-service options designed exclusively for the World Wide Web. SPEED automates call routing tasks by allowing callers to speak the name of a specific individual or department they wish to reach rather than requiring them to speak to an operator or enter an extension number via the touch-tone keypad.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


        Customers purchasing our licenses sign a VISTA Product Agreement. We use the term "Products" to refer collectively to all hardware, software, and any product documentation which we provide to a customer with our standard Vista IMR software product. Our standard Vista contract provides for product shipment in accordance with the terms of the contract, typically FOB Syntellect. Revenue is recognized in accordance with the guidance of SOP 97-2, as amended by SOP 98-9, and SAB No. 101, after each of the following four criteria is established:

         1) Persuasive evidence of an arrangement exists - We and our customers sign a Product agreement.
         2) Delivery has occurred or services have been rendered - Title or licensing rights transfer to the customer upon shipment in accordance with the terms of the contract, typically FOB Syntellect.
         3) The seller's price to the buyer is fixed or determinable - The price is defined or specified in the contract.
         4) Collectibility is reasonably assured - We have established credit and collection policies, which provide for reasonable assurance of collectibility.

        Our standard Vista IMR software product is capable of functioning on a stand-alone basis as delivered. No other services or products are required to be provided for our standard Vista IMR software product to function.

        SERVICES - We may provide various professional services to customers. Customers may individually contract with us to provide one or more of these additional services, or customers may contract with other vendors or perform these services themselves. Our Services are accounted for as a multiple element arrangement.

        Multiple Element Arrangement - SOP 97-2 provides as follows: "If an arrangement includes multiple elements, the fee should be allocated to the various elements based on Vendor Specific Objective Evidence ("VSOE") of fair value, regardless of any separate prices stated within the contract for each element. VSOE of fair value is limited to the following: 1) the price charged when the same element is sold separately, or 2) for an element not yet being sold separately, the price established by management having the relevant authority; it must be probable that the price, once established, will not change before introduction of the element into the marketplace." In addition to selling various combinations of our products and services to customers in multiple-element arrangements, we also sell each of our products and services separately. Accordingly, we have established VSOE of fair value for each of the components of our multiple-element arrangements through the prices charged when each of the elements are sold separately. For our standard Vista IMR software product, VSOE of fair value is established by the price charged when the software license is sold separately. For services that may be provided at the request of customers, VSOE of fair value is established by the standard rates charged for each service when sold separately.

        Services which we provide may include one or more of the following:

            Application Development and Project Management - Upon request, we write, develop and test JAVA application programs in accordance with a functional specification. These additional programs are developed by the customer and our Professional Services group, and are not required to ensure the functionality of our standard Vista IMR software product. Revenue related to application development and project management services is recognized upon customer acceptance in accordance with the terms of our contract.

            Functional Specification - We may be requested by the customer to provide a functional specification. This deliverable depicts, in written format, the specific activities necessary for customization of our standard Vista IMR software product to the customer's specific application development needs. The customer can write its own functional specification, or it can outsource this service to a third party. Revenue related to functional specification services is recognized upon acceptance of the functional specification by the customer. Functional specification revenue are based on hours worked at standard rates in accordance with the terms of the contract.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


            Installation - We may be requested to provide installation services to customers purchasing our standard Vista IMR software product, or a similar product from another provider. Installation may be performed by our customers, or it may be outsourced to a third party. Upon acceptance of the installation by the customer, the revenue applicable to the installation is recognized. Installation revenue are based on hours quoted at standard rates in accordance with the terms of the contract.

            Training - We may be requested to provide training on the use and function of our Vista IMR software product to our customers' users. Training may be performed by the customer or outsourced to a third party provider. Revenue derived from training services are billed at standard contractual rates, and are recognized at the time the training is provided in accordance with the terms of the contract.

            Consulting - We may be requested to provide consulting services to assist customers with their in-house application development or other application needs. Revenue associated with consulting services is recognized at the time of service.

            Maintenance - We may be requested to provide maintenance services to customers related to our standard Vista IMR software product, customized Vista IMR applications, or operational support. Our customers may alternatively purchase maintenance services from third party providers, or they may provide such services themselves. Maintenance revenue is recognized on a straight-line basis over the life of the maintenance contract.

        HOSTED SERVICES - We may provide hosted or outsourced services to companies, including contract-based telephony and Internet automated transaction services.

        Hosted Services revenue are recognized in accordance with SAB No. 101 when each of the following four conditions has been met:

         1) Persuasive evidence of an arrangement exists - We execute a Hosted Services agreement.
         2) Delivery has occurred or services have been rendered - Services are provided to the customer in accordance with the terms of the contract.
         3) The seller's price is fixed or determinable - The price is defined or specified in the contract.
         4) Collectibility is reasonably assured - We have established credit and collection policies, which provide for reasonable assurance of collectibility.

   Period Cost Policy

        We period cost our labor and overhead expenses. This policy can result in quarterly gross margin swings based on volume and mix of business. This method tends to be consistent on a year-over-year basis given that we turn most services to revenue within 90 to 120 days of receipt of orders. It is important to understand this policy when comparing quarterly results of gross margin performance because of the gross margin swings.

    Contingent Liabilities

        All contingent liabilities, which are more likely than not to occur are accrued in our financial statements. Any contingent liabilities that are probable are disclosed in the notes to the financial statements. We incur two contingent liabilities in the regular course of business, which we account for through the use of reserve accounts.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. From time to time, we review our customer's financial stability to evaluate whether foreseeable risks have been adequately accrued.

        We provide for the estimated cost of warranties at the time revenue is recognized. In 2001, we changed the warranty on our products and services from a standard 6-month warranty to a 30-day warranty, significantly lowering the amount of warranty claims and support. Should actual warranty claim rates or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. At December 31, 2001, the accrued liability associated with this warranty reserve was $10,000.

    Product Development

        The costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Because we believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, we have not capitalized any costs to date.

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

   Stock Based Compensation

        We apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25" ("FIN 44") issued in March 2000, to account for our fixed plan stock options granted to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123.

        We apply fair value based method of accounting prescribed by SFAS No. 123 and related guidance including Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in conjunction with Selling Goods and Services" ("EITF No. 96-18") to account for stock options granted to non-employees.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


   Derivative Instruments and Hedging Activities

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. We adopted the provisions of both SFAS No. 133 and No. 138 as of January 1, 2001. That adoption did not have any effect on our consolidated financial statements.

   Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and the carrying value of such intangible assets be reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

        We adopted the provisions of SFAS No. 141 on July 1, 2001 and SFAS No. 142 is effective on January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. We do not anticipate a material impact to our results of operations due to this change.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. We do not anticipate the adoption of SFAS No. 143 to have a material impact on the results of our operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value reduced by the costs to sell the asset. SFAS No. 144 is effective on January 1, 2002. At this time, we are unable to determine the impact that will result from our adoption of SFAS No. 144.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


   Earnings (Loss) Per Common Share

        Basic earnings per common share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company. During a period with net loss, dilutive securities would have an anti-dilutive effect on the loss per share. Accordingly, the dilutive shares are not presented in the calculation of diluted earnings per share.

    Reclassifications

        Certain 1999 and 2000 balances have been reclassified to conform to 2001 presentations.


(2) NOTE RECEIVABLE

        The note receivable is due from one party in connection with the sale of office furniture. The note provides for 60 monthly payments on an original principal amount of $0.4 million and accrues interest at an annual rate of 9.5%. The last payment was received in August 2001, however we expect to collect the full amount.


 (3) INVENTORIES

       Inventories consist of the following:

                                                     (in thousands)
                                                      December 31,
                                                         2001          2000
                                                         ----          ----
Finished goods....................................       $168         $  507
Purchased components..............................        236            460
Repair, warranty and maintenance inventories......        230            448
                                                         ----         ------
                                                         $634         $1,415
                                                         ====         ======

        The Company contracts with several third parties to perform on-site hardware maintenance for customers in certain geographic areas. Inventory held by the Company for the third party maintenance program is included in repair, warranty and maintenance inventory.


(4) PREPAID EXPENSES

      Prepaid expenses consist of the following:


                                          (in thousands)
                                           December 31,
                                        2001           2000
                                        ----           ----
Prepaid royalties................      $  239          $ 18
Prepaid rent.....................         130            33
Prepaid insurance................         120            46
Prepaid commissions..............         213           290
Other prepaid expenses...........         370           324
                                       ------          ----
                                       $1,072          $711
                                       ======          ====

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


(5) PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                             (in thousands)
                                                               December 31,
                                                           2001           2000
                                                           ----           ----
Furniture, fixtures and computer equipment..........      $ 6,751       $ 6,184
Hosted Services equipment...........................        6,734         6,430
Leasehold improvements..............................          628           475
                                                          -------       -------
                                                           14,113        13,089
Less accumulated depreciation and amortization......      (10,341)       (9,275)
                                                          -------       -------
                                                          $ 3,772       $ 3,814
                                                          =======       =======


(6) ACCRUED LIABILITIES

       Accrued liabilities consist of the following:


                                                          (in thousands)
                                                            December 31,
                                                         2001         2000
                                                         ----         ----
Accrued compensations and benefits................      $1,035       $1,914
Accrued legal and accounting......................          86          154
Accrued royalties.................................          50          120
Other accrued liabilities.........................         752          998
                                                        ------       ------
                                                        $1,923       $3,186
                                                        ======       ======


(7) DEFERRED REVENUE

      Deferred revenue consists of the following:

                                                            (in thousands)
                                                              December 31,
                                                          2001           2000
                                                          ----           ----
Deferred Licenses and Services revenue..............     $1,770         $2,950
Deferred maintenance revenue........................      6,359          3,471
                                                         ------         ------
                                                         $8,129         $6,421
                                                         ======         ======

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(8) CREDIT FACILITIES

      On October 11, 2000, the Company entered into a $4.0 million revolving line of credit agreement with a financial institution, which was terminated by us on June 26, 2001. On June 14, 2001, we executed a $3.0 million, asset-based operating line of credit agreement with another financial institution that expires on June 13, 2002. On October 1, 2001, we executed an amendment to this line of credit agreement, reducing the available limit from $3.0 million to $2.0 million, and increasing the interest rate from the prime rate plus 4.5% to the prime rate plus 8.5% (at December 31, 2001 it would have calculated to be 13.25%), but not to be less than 15% per annum. As of December 31, 2001, the prime interest rate was 4.75%. This line of credit required a non-refundable, one-time, commitment fee of $45,000. The minimum interest due each month is $7,500. We may borrow according to a formula based on 65% of eligible domestic accounts receivable less than 90 days old, excluding maintenance receivables and customer deposits. Domestic accounts receivable and inventory serve as collateral for this line of credit. Based on this borrowing formula, we had an additional $0.2 million in available funds under the line of credit and an outstanding balance of $1.4 million at December 31, 2001. At December 31, 2001, we were in violation of the minimum working capital (current ratio) and minimum net equity covenants of the line of credit agreement, however the financial institution waived these terms. On January 18, 2002, we executed a second amendment to this line of credit agreement, increasing the maximum limit from $2.0 million to $2.5 million, limited by the asset borrowing base described above.

(9) LEASE COMMITMENTS AND CONTINGENT LIABILITIES

Capital leases

     We have several capital lease agreements executed for the purpose of capital equipment purchases. All of the capital lease obligations bear interest at rates ranging from 9% to 24% and are collateralized by equipment.

     Capital leases consist of the following:
                                                          (in thousands)
                                                            December 31,
                                                          2001       2000
                                                          ----       ----
Capital lease obligations............................     $ 786      $ 467
Less current portion.................................      (249)      (151)
                                                          -----      -----
                                                          $ 537      $ 316
                                                          =====      =====

      Equipment held under capital lease and included in property and equipment is as follows:

                                                          (in thousands)
                                                            December 31,
                                                          2001       2000
                                                          ----       ----
Furniture, fixtures and computer equipment...........     $1,193     $ 664
Less accumulated amortization........................       (400)     (183)
                                                           -----     -----
                                                          $  793     $ 481
                                                           =====     =====

Operating leases

      The Company leases office facilities, business vehicles, and various equipment under non-cancelable operating leases that expire at various dates through 2006. Rental expense under operating leases was $1.3 million in 2001, $1.2 million in 2000, and $1.6 million in 1999.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments at December 31, 2001 are referenced in the table below.

                                                     (in thousands)

        YEAR                                CAPITAL LEASES     OPERATING LEASES
2002 .....................................      $  345               $1,282
2003 .....................................         300                1,158
2004 .....................................         220                1,146
2005 .....................................          94                  924
2006 .....................................           0                   62
                                                ------               ------
Total minimum lease payments .............      $  959               $4,572
                                                                     ======
Less amounts representing interest .......      $ (173)
                                                ------
Net minimum lease payments ...............      $  786
                                                ======


Other commitments

      We have a non-cancelable agreement with a certain service provider under which we guarantee a minimum purchase of $65,000 each month in exchange for favorable rates for our Hosted Services operating segment. This agreement expires in October 2005.

 (10) EARNINGS (LOSS) PER SHARE COMPUTATION

                                                         (in thousands, except per share amounts)
                                                             For the years ended December 31,
                                                         2001               2000             1999
                                                      ----------          --------         --------
Net income (loss) ...........................         $   (7,925)         $  2,242         $ (1,866)
                                                      ==========          ========         ========

Weighted average shares outstanding - basic .             11,251            11,742           13,034
                                                      ==========          ========         ========

Earnings (loss) per share - basic ...........         $    (0.70)         $   0.19         $  (0.14)
                                                      ==========          ========         ========


Weighted average shares outstanding - basic .             11,251            11,742           13,034
Effect of dilutive securities - stock options                 --               957               --
                                                      ----------          --------         --------
Weighted average shares outstanding - diluted             11,251            12,699           13,034
                                                      ==========          ========         ========

Earnings (loss) per share - diluted .........         $    (0.70)         $   0.18         $  (0.14)
                                                      ==========          ========         ========


     The computation of diluted loss per share for the years ended December 31, 2001 and 1999 excluded the effect of incremental common shares of 316,693 and 565,400, respectively, attributable to the assumed exercise of common stock options because their effect would be anti-dilutive.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

 (11) INCOME TAXES

     The provision for income taxes includes income taxes currently payable (receivable) and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

     Income (loss) before income tax expense for the years ended December 31, 2001, 2000, and 1999 consists of the following:

                                               (in thousands)
                                     2001           2000          1999
                                    -------       -------       -------
U.S. operations .............       $(7,652)      $ 1,340       $(2,938)
International operations .....         (507)        1,157         1,072
                                    -------       -------       -------
                                    $(8,159)      $ 2,497       $(1,866)
                                    =======       =======       =======

     The components of income tax expense (benefit) are as follows:

                                     (in thousands)
                           2001           2000            1999
                           -----          -----         --------
 Federal .............     $ (49)         $  69         $     --
 Foreign .............      (185)           186               --
                           -----          -----         --------
                           $(234)         $ 255         $     --
                           =====          =====         ========

Current ..............     $(234)         $ 255         $     --
Deferred .............        --             --               --
                           -----          -----         --------
                           $(234)         $ 255         $     --
                           =====          =====         ========

     Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                                                          (in thousands)
                                                                                 2001          2000           1999
                                                                                -------       -------       -------
Computed  "expected" income tax expense (benefit) ........................      $(2,774)      $   849       $  (634)
Increase (decrease) in income tax expense resulting from:
     State income tax benefit net of federal income tax effect ...........       (2,303)           --            --
     Increase (decrease) in valuation allowance ..........................        4,931          (669)          916
     Utilization of foreign net operating losses not previously recognized         (185)           --          (364)
     Other, net ..........................................................           97            75            82
                                                                                -------       -------       -------
          Total income tax expense .......................................      $  (234)      $   255       $    --
                                                                                =======       =======       =======

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

     The income tax effects of temporary differences that give rise to the Company's deferred income tax assets are as follows:

                                                                          (in thousands)
                                                                 2001           2000           1999
                                                               --------       --------       --------
Deferred income tax assets:
Net operating loss and tax credit carry-forwards ........      $ 19,406       $ 13,863       $ 13,402
Warranty and inventory allowances .......................           102            104          1,086
Accrued expenses ........................................           149            810            747
Allowance for doubtful accounts .........................           161             82            321
Property and equipment due to differences in depreciation            --             28             --
                                                               --------       --------       --------
Gross deferred income tax assets ........................        19,818         14,887         15,556
                                                               --------       --------       --------
Less valuation allowance ................................       (19,818)       (14,887)       (15,556)
                                                               --------       --------       --------
Net deferred income tax asset ...........................      $     --       $     --       $     --
                                                               ========       ========       ========


     The increase and decrease in the valuation allowance for the net deferred income tax asset for the years ended December 31, 2001 and 2000 were $4.9 million and $0.7 million, respectively. Under SFAS No. 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carry-forwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the income tax benefits will be realized. Realization of income tax benefits of deductible temporary differences and operating loss and tax credit carry-forwards depends on having sufficient taxable income within the carry-back and carry-forward periods. Sources of taxable income that may allow for realization of income tax benefits include (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations.

     As of December 31, 2001, the Company had net operating loss, investment tax credit, alternative minimum tax credit and research and development tax credit carry-forwards of approximately $40.6 million, $0.2 million, $15,000, and $1.1 million, respectively, which expire at various dates through the year 2020.

(12) LITIGATION AND CONTINGENT LIABILITY

      From time to time, we have been involved in various legal proceedings and claims arising in the ordinary course of business. We are, however, not currently a party to any pending legal proceedings.

      On July 31, 2000, we entered into a license agreement with a software licensor ("Licensor"). The license agreement provides us the right to use, market, and resell software programs owned by Licensor. We experienced certain software performance issues and discussed with Licensor adjustments in the terms of the license agreement. On May 31, 2001, Licensor sent us a demand letter seeking $300,000 and our compliance with certain other specific terms of the license agreement. On June 6, 2001, we informed Licensor of our position with regard to the license agreement and our intention, due to multiple defects in Licensor's software, to recover $339,850 in license and development fees previously paid it under the license agreement. No further action has been taken by either party in this matter.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(13) SHAREHOLDERS' EQUITY

   Treasury Stock

      As of December 31, 2001, we had repurchased a total of 3,332,432 shares of our common stock at an average purchase price of $3.43 and are authorized to repurchase 365,000 additional shares. We made no stock repurchases in 2001.

   Stock Option Plans

     Syntellect maintains various stock option plans for employees, consultants and non-employee directors as follows:

     Syntellect adopted a stock option plan in 1984 that provides for the issuance of up to 1,590,000 shares of common stock to employees under incentive and non-statutory stock option grants. The plan was amended in July 1994 to include Syntellect's consultants and advisors as eligible participants. Incentive stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. Non-statutory stock options may be granted with an exercise price not less than 50% of the fair market value of the common stock at the date of grant. The options generally become exercisable over a 50-month period commencing at the date of grant and expire ten years from the date of grant. As of December 31, 2001, there are no remaining options authorized for grant under this plan.

     Syntellect adopted a non-employee director stock plan in 1995, which has been amended through May 17, 2001. The plan, as amended, provides for the issuance of up to 150,000 shares of common stock to eligible participants under non-qualified stock option grants. Under the plan, non-employee directors are granted a one-time option to purchase 10,000 shares upon election or appointment to the Board of Directors and an annual option to purchase 5,000 additional shares. Options may be granted with an exercise price not less than the fair market value on the date of grant. As of May 17, 2001, the Board of Directors amended the plan to change the vesting period to one year for all options granted, extend the expiration date of the annual grant of options from six to ten years, and clarified the meaning of "Grant Date". For the year ended December 31, 2001, we recognized $10,000 of expense resulting from the modification of the options in accordance with FASB Interpretation No. 44. The plan has no scheduled termination date. As of December 31, 2001, 34,000 options remain authorized for grant under the plan.

     Syntellect adopted a long-term incentive plan, effective February 1, 1995, which has been amended through June 14, 2001. The plan, as amended, provides for the issuance of up to 2,400,000 shares of common stock to employees, consultants and advisors under incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock, dividend equivalents and other stock-based awards. The number of shares authorized for issuance under this plan increased from 2,100,000 to 2,400,000. Incentive stock options may be granted with an exercise price to be determined by the Board of Directors that is not less than the fair market value of the common stock at the date of grant, and their terms may not exceed ten years from the date of grant. Options generally become exercisable over a 50-month period commencing at the date of grant and expire ten years from the date of the grant. As of December 31, 2001, 251,352 options remain authorized for grant under the plan. The plan terminates in February 2005.

     As required by SFAS 123, we disclose information regarding grants of options to non-employees other than directors. In April 2000, options to purchase 20,000 shares of our common stock at an exercise price of $4.125 per share were granted to our financial press relations firm. In June 2000, options to purchase 10,000 shares of our common stock at an exercise price of $5.25 were granted to a recruiting consultant. All of those options are included in the summary table of options granted and outstanding. The expense related to these options is $52,000, $27,000 and $25,000 in 2000 and 2001, respectively, and is being amortized over the remaining life of the contract.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

     At December 31, 2001, 1,152,680 options with a weighted average exercise price of $2.83 were exercisable under the above plans at prices ranging from $0.87 to $7.00. A summary of the combined stock option activity for all plans during the three-year period ended December 31, 2001 is as follows:

                                                                         2001      2000      1999
                                                                         ----      ----      ----
Options exercisable at year-end (in thousands)....................      1,153       902     1,135
Weighted average fair value of options granted during the year....     $ 2.83    $ 2.45    $ 1.21
         Low exercise price.......................................     $ 0.87    $ 0.87    $ 0.87
         High exercise price......................................     $ 7.00    $ 7.00    $ 7.00

                                                          OPTIONS
                                      ----------------------------------------------
                                                                         WEIGHTED AVERAGE
                                       AVAILABLE                          EXERCISE PRICE
                                          FOR            OUTSTANDING           PER
                                         GRANT             OPTIONS            OPTION
                                      ----------         ----------           -----
Balance, January 1, 1999 .......         447,678          2,038,472           $2.42
     Granted ...................        (740,500)           740,500            1.95
     Canceled ..................         656,733           (656,733)           3.01
     Exercised .................              --            (97,825)           1.63
     Plan shares expired .......          (4,420)                --              --
                                      ----------         ----------
Balance, December 31, 1999 .....         359,491          2,024,414           $2.09
     Increase in reserved shares         600,000                 --              --
     Granted ...................        (804,400)           804,400            4.95
     Canceled ..................         221,475           (221,475)           2.99
     Exercised .................              --           (494,942)           1.67
     Plan shares expired .......         (92,986)                --              --
                                      ----------         ----------
Balance, December 31, 2000 .....         283,580          2,112,397           $3.19
     Increase in reserved shares         300,000                 --              --
     Granted ...................        (644,000)           644,000            2.08
     Canceled ..................         360,887           (360,887)           3.68
     Exercised .................              --            (53,130)           1.97
     Plan shares expired .......         (15,115)                --              --
                                      ----------         ----------
Balance, December 31, 2001 .....         285,352          2,342,280           $2.83
                                      ==========         ==========


      The following table summarizes information about stock options outstanding at December 31, 2001:


                                          Weighted
                                          Average
                                          Remaining          Weighted                          Weighted
 Range of Exercise        Options      Contractual Life      Average           Options          Average
       Prices           Outstanding       in Years        Exercise Price     Exercisable     Exercise Price
       ------           -----------       --------        --------------     -----------     --------------
$ 0.87  --  $ 1.81       1,187,442           7.2              $ 1.46            598,022         $ 1.30
$ 2.03  --  $ 3.75         451,528           7.4              $ 2.86            183,680         $ 3.04
$ 4.13  --  $ 5.63         571,820           8.0              $ 4.86            272,168         $ 4.81
$ 5.88  --  $ 7.00         131,490           5.2              $ 6.14             98,810         $ 6.22
                         ---------           ---              ------          ---------         ------
$ 0.87  --  $ 7.00       2,342,280           7.3              $ 2.83          1,152,680         $ 2.83
                         =========           ===              ======          =========         ======

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

     Syntellect has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for Syntellect's stock option grants and stock purchase plan discussed below been determined based on the fair value at the grant date, as prescribed by the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per common share would have been:

                                                           (in thousands except per share amounts)

                                                              2001           2000          1999
                                                              ----           ----          ----
Net income (loss) -- as reported .....................      $ (7,925)      $  2,242      $ (1,866)
                                                            ========       ========      ========
Net income (loss) -- pro forma .......................      $ (9,086)      $    970      $ (2,092)
                                                            ========       ========      ========
Earnings  (loss) per common share -- basic as reported      $  (0.70)      $   0.19      $  (0.14)
                                                            ========       ========      ========
Earnings (loss) per common share -- basic pro forma ..      $  (0.81)      $   0.08      $  (0.16)
                                                            ========       ========      ========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield...............................              0%           0%            0%
Expected stock price volatility.......................            100%          95%           87%
Risk-free interest rate...............................           4.56%        6.17%         5.98%
Expected life of options..............................         5 years      5 years       5 years


   Employee Stock Purchase Plan

     Syntellect adopted an employee stock purchase plan that, as amended, provides for the purchase of up to 1,000,000 shares of common stock. The number of shares authorized for issuance under the plan increased from 800,000 to 1,000,000 on June 14, 2001. Under the plan, eligible participants may purchase common stock semi-annually at 85% of the fair market value on either the first day or last day of the offering period, whichever day reflects the lower fair market value. At December 31, 2001, 778,697 shares had been purchased and 221,303 shares of common stock remained available for purchase under this plan. The number of shares purchased and the purchase price per share for the six-month periods ended December 31, 2001, 2000 and 1999 and June 30, 2001, 2000 and 1999 are listed on the table below Amounts that would be expensed under SFAS No. 123 are included in pro forma net income (loss) above.

                 PERIOD                       NO. OF SHARES       PURCHASE PRICE
                 ------                       -------------       --------------
       July 1 - December 31, 2001                42,163                1.62
       January 1 - June 30, 2001                 59,894                2.34
       July 1 - December 31, 2000                58,782                2.55
       January 1 - June 30, 2000                 52,087                3.08
       July 1 - December 31, 1999                57,101                0.96
       January 1 - June 30, 1999                 45,466                1.06

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(14) EMPLOYEE BENEFIT PLANS

     Effective January 1, 1997, Syntellect adopted a 401(k) plan covering all eligible employees of the Company. Under the plan, participants may contribute up to 15% of their total compensation, subject to certain limitations. For the year ended December 31, 1999, the Company provided matching contributions equal to one third of employee contributions, up to a maximum of 7% of an employee's total compensation. In November 1999, the Board of Directors resolved to amend the plan so as to qualify it as a 401(k) Safe Harbor Plan, effective January 1, 2000. In accordance with the amendment, commencing with the year ended December 31, 2000, the Company has matched and will continue to match each employee's elective deferral, up to 4% of compensation, subject to Internal Revenue Service limitations. All such qualified matchings are immediately 100% vested. We made matching contributions to the 401(k) plan of $0.5 million in 2001; $0.5 million in 2000; and $0.3 million in 1999. The matching contribution is subject to annual review and adjustment by the Board of Directors. Additional discretionary contributions may also be made to the plan in amounts determined by the Board.

     On December 26, 2000, we adopted an executive 401(K) plan in which any employee with a Vice President or higher rank and reports directly to the President is entitled to participate. Participants may defer any amount they choose. We will match between 2% and 3.5% depending on employee's deferral election. The employer matching contributions vest 33-1/3% at December 31st of the first year of participation in the plan, 33-1/3% at the end of the second year, and 33-1/3% at the end of the third year. Any amounts not vested will be forfeited upon termination of employment. The matching contribution was $37,000 for the year ended December 31, 2001.

 (15) BUSINESS SEGMENTS

     Syntellect develops, markets, and integrates voice and information processing systems and application software. We offer a diversified product line, which includes inbound voice processing, a worldwide distribution network, and a vertical market focus on the financial services, media, telecommunications, public utility, and healthcare industries. We also provide Hosted Services for those customers who prefer to outsource their voice processing applications. As of December 31, 2001, in addition to our primary office facility in Phoenix, we also maintained five sales offices in the United States and one sales office in each of London, Amsterdam and Stockholm. We subsequently closed our offices in Amsterdam and Stockholm.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that an enterprise disclose certain information about operating business segments. The Company evaluates its business and allocates resources based on revenue and income
(loss) by segment. An operating business segment is defined as a component of an enterprise that engages in business activities which may earn revenue and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available.

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

     The Company has three operating business segments in 2001, 2000, and 1999 which are organized around differences in products and services: Licenses, Services, and Hosted Services.

                                                            (in thousands)
                                                                         HOSTED
YEAR ENDED DECEMBER 31, 2001              LICENSES       SERVICES       SERVICES         TOTAL
----------------------------              --------       --------       --------       ---------
 Revenue from customers ............      $ 11,290       $ 20,670       $  4,628       $ 36,588
 Depreciation and amortization .....           939            469            356          1,764
 Segment  income (loss) before taxes        (4,422)        (3,236)          (501)        (8,159)
 Expenditures for segment assets ...           368            411            437          1,216

AS OF DECEMBER 31, 2001
 Segment assets ....................      $ 10,001       $  5,349       $  2,849       $ 18,199
 Capital lease obligation ..........           374            404              8            786

YEAR ENDED DECEMBER 31, 2000
 Revenue from customers ............      $ 20,906       $ 21,412       $  5,714       $ 48,032
 Depreciation and amortization .....           811            406            600          1,817
 Segment  income (loss) before taxes         2,343            742           (588)         2,497
 Expenditures for segment assets ...           557            274            184          1,015

AS OF DECEMBER 31, 2000
 Segment assets ....................      $ 13,566       $ 10,316       $  3,219       $ 27,101
 Capital lease obligation ..........           312            155             --            467

YEAR ENDED DECEMBER 31, 1999
 Revenue from customers ............      $ 17,092       $ 23,007       $  7,732       $ 47,831
 Depreciation and amortization .....         1,311            656            522          2,489
 Segment loss before taxes .........        (1,540)           (42)          (284)        (1,866)
 Expenditures for segment assets ...           561            276            876          1,713

AS OF DECEMBER 31, 1999
 Segment assets ....................      $ 11,956       $ 10,542       $  3,726       $ 26,224
 Capital lease obligation ..........           362            179             --            541


      On September 15, 1999, we entered into an agreement with Noble Systems Corporation ("Noble"), whereby we sold the selected assets of our Predictive Dialer product line. This sale was not considered to be the disposal of a business segment. The sales price was approximately $924,000. The following is a reconciliation between the sales price and the gain recorded on the sale:

                                             (in thousands)
Sales Price ........................            $ 924

Less costs associated with the sale:
    Legal fees .....................              (45)
    Broker fees ....................             (150)
    Write off of inventory not sold              (186)
    Other expenses related to sale .              (34)
                                                -----
Total costs ........................             (415)
                                                -----
Net gain on sale of product line ...            $ 509
                                                =====

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(16) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2001, 2000 and 1999 follows:

                                                  (in thousands)
Allowance for doubtful accounts:         2001          2000          1999
                                       -------       -------       -------
Beginning balance ...........          $   225       $   784       $   932
   Amounts charged to expense              529           318         1,806
   Write offs ...............             (338)         (877)       (1,954)
                                       -------       -------       -------
   Ending balance ...........          $   416       $   225       $   784
                                       =======       =======       =======

 (17) MAJOR CUSTOMERS AND GEOGRAPHIC DATA

      No single customer accounted for more than 10% of the Company's revenue in 2001, 2000, or 1999.

      Net revenue, by geographic area, for the three years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                  (in thousands)
Geographic Area                                  2001                   2000                   1999
                                          ------------------     -----------------      ------------------
United States ......................      $27,306         75%    $33,257        69%     $38,885         81%
United Kingdom .....................        7,997         22%     13,901        29%       8,335         18%
Other ..............................        1,285          3%        874         2%         611          1%
                                          -------                -------                -------
                                          $36,588        100%    $48,032       100%     $47,831        100%
                                          =======                =======                =======

      Long-lived assets, by geographic area, for the three years ended December 31, 2001, 2000, and 1999 are as follows:

                                               (in thousands)
Geographic Area                 2001                 2000                   1999
                          ---------------       --------------        ---------------
United States             $3,437       91%      $3,692      97%       $4,579       96%
United Kingdom               335        9%         122       3%          208        4%
                          ------                ------                ------
                          $3,772      100%      $3,814     100%       $4,787      100%
                          ======                ======                ======

                        SYNTELLECT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


Year ended December 31, 2001

                                                     (in thousands, except per share amounts)
                                        First Quarter    Second Quarter     Third Quarter     Fourth Quarter
                                        -------------    --------------     -------------     --------------
Net revenue........................        $  10,346           $  8,489        $  8,467            $  9,286
Gross margin.......................            5,034              4,077           4,010               5,184
Operating (loss)...................           (2,237)            (2,481)         (2,227)             (1,110)
Net (loss).........................           (2,209)            (2,481)         (2,279)               (956)
(Loss) per share - basic...........             (.20)              (.22)           (.20)               (.08)
(Loss) per share - diluted.........             (.20)              (.22)           (.20)               (.08)

Year ended December 31, 2000

                                                     (in thousands, except per share amounts)
                                          First Quarter    Second Quarter     Third Quarter     Fourth Quarter
                                          -------------    --------------     -------------     --------------
Net revenue........................            $12,718         $  12,061       $  11,695           $  11,558
Gross margin.......................              6,788             7,411           6,986               6,797
Operating income (loss)............              1,210               833             394                (196)
Net income (loss)..................              1,197             1,001             476                (432)
Earnings (loss) per share - basic..                .10               .08             .04                (.04)
Earnings (loss) per share - diluted                .09               .08             .04                (.04)


ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants requiring disclosure under applicable rules and regulations.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our continuing directors and nominees is set forth under the caption "Information Concerning Directors and Nominees" in our Proxy Statement for our 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), which we are incorporating by reference into this Annual Report. Information concerning our executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2002 Proxy Statement, which Section we are incorporating by reference into this Annual Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Annual Report, we are not filing the 2002 Proxy Statement as a part of this Annual Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     We are incorporating by reference in this Annual Report the information furnished under the caption "Executive Compensation" in our 2002 Proxy Statement. We are not incorporating by reference, however, the information set forth under the captions "Board Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" in our 2002 Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We are incorporating by reference in this Annual Report the information regarding security ownership of certain of our beneficial owners and management furnished under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2002 Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no relationships or related transactions requiring disclosure under applicable rules and regulations.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. FINANCIAL STATEMENTS - INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following Consolidated Financial Statements of Syntellect Inc. and subsidiaries, related notes, and independent auditor's report are filed as part of this Annual Report:

Independent Auditors' Report -- KPMG LLP                                                                   30
Consolidated Balance Sheets -- December 31, 2001 and 2000                                                  31
Consolidated Statements of Operations and Comprehensive Income -- Years ended December 31, 2001,
    2000 and 1999                                                                                          32
Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2001, 2000 and 1999            33
Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999                      34
Notes to Consolidated Financial Statements                                                                 35

       (a) 2. FINANCIAL STATEMENT SCHEDULES

       All schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

       (a) 3. EXHIBITS

 EXHIBIT                                                            PAGE NUMBERS IN OUR ANNUAL REPORT
   NO.                   DESCRIPTION                                        OR METHOD OF FILING
   ---                   -----------                                        -------------------
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

(3)(ii)     By-laws of Syntellect Inc. as Amended and           Incorporated by reference to Exhibit (10) to
            Restated Through August 9, 2001                     Syntellect's Third Quarter 2001 Form 10-Q

(4)         Specimen Certificate representing Common Stock      Incorporated by reference to Exhibit No. 4 to
                                                                Amendment No. 1 of Syntellect's S-1

(10)(i)     Syntellect Inc. Restated Stock Option Plan (as      Incorporated by reference to Exhibit 10 (i) to
            amended through February 17, 1998)                  Syntellect's 2000 Form 10-K

(10)(ii)    Syntellect Inc. 1990 Employee Stock Purchase        Filed herewith
            Plan (as amended through June 14, 2001)

(10)(iii)   Syntellect Inc. Long-term Incentive Plan (as        Filed herewith
            amended through June 14, 2001)

(10)(iv)    Syntellect Inc. Executive 401(K) Plan               Incorporated by reference to Exhibit 10(iv) to
                                                                Syntellect's 2000 Form 10-K

(10)(v)     Syntellect Inc. Nonemployee Director Stock Plan     Incorporated by reference to Exhibit (10) to
            (as amended through May 17, 2001)                   Syntellect's Second Quarter 2001 Form 10-Q

(10)(vi)    Lease Agreement dated March 6, 2000 between         Incorporated by reference to Exhibit 10(vi) to
            Denali National Trust, Inc. and Syntellect Inc.     Syntellect's 2000 Form 10-K
            for an office facility in Phoenix, Arizona

(10)(vii)   Form of Indemnification Agreement between           Incorporated by reference to Exhibit No. 10-L
            Syntellect and its directors and officers           to Syntellect's S-1

(10)(viii)  Form of Registration Rights Agreement               Incorporated by reference to Exhibit 10.13 to
                                                                Syntellect's S-4

(10)(ix)    Line of Credit Agreement                            Filed Herewith

(21)        Subsidiaries of Registrant                          Filed Herewith

(23)        Consents of Experts                                 Filed Herewith

     (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during 2001.

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Syntellect has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SYNTELLECT INC.


                                  By:      /S/ Timothy P. Vatuone
                                        --------------------------------------
                                        Timothy P. Vatuone
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

NAME AND SIGNATURE                       TITLE                                        DATE:
------------------                       -----                                        -----
/S/ Anthony V. Carollo                   Chairman of the Board, Chief Executive       March 20, 2002
----------------------                   Officer, President, and Director
ANTHONY V. CAROLLO                       (Principal Executive Officer)


/S/ Timothy P. Vatuone                   Vice President, Chief Financial Officer,     March 20, 2002
----------------------                   Secretary and Treasurer
TIMOTHY P. VATUONE                       (Principal Financial Officer)


/S/ Charles F. Sonneborn III             Vice President and Controller                March 20, 2002
----------------------------             (Principal Accounting Officer)
CHARLES F. SONNEBORN III


/S/ Michael R. Bruce                     Director                                     March 20, 2002
--------------------
MICHAEL R. BRUCE

/S/ William P. Conlin                    Director                                     March 20, 2002
---------------------
WILLIAM P. CONLIN

/S/ Roy A. Herberger, Jr.                Director                                     March 20, 2002
-------------------------
ROY A. HERBERGER, JR.

/S/ Michael D. Kaufman                   Director                                     March 20, 2002
----------------------
MICHAEL D. KAUFMAN

/S/ Kent C. Mueller                      Director                                     March 20, 2002
-------------------
KENT C. MUELLER

                                 EXHIBIT INDEX

 EXHIBIT                                                            PAGE NUMBERS IN OUR ANNUAL REPORT
   NO.                   DESCRIPTION                                        OR METHOD OF FILING
   ---                   -----------                                        -------------------
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

(3)(ii)     By-laws of Syntellect Inc. as Amended and           Incorporated by reference to Exhibit (10) to
            Restated Through August 9, 2001                     Syntellect's Third Quarter 2001 Form 10-Q

(4)         Specimen Certificate representing Common Stock      Incorporated by reference to Exhibit No. 4 to
                                                                Amendment No. 1 of Syntellect's S-1

(10)(i)     Syntellect Inc. Restated Stock Option Plan (as      Incorporated by reference to Exhibit 10 (i) to
            amended through February 17, 1998)                  Syntellect's 2000 Form 10-K

(10)(ii)    Syntellect Inc. 1990 Employee Stock Purchase        Filed herewith
            Plan (as amended through June 14, 2001)

(10)(iii)   Syntellect Inc. Long-term Incentive Plan (as        Filed herewith
            amended through June 14, 2001)

(10)(iv)    Syntellect Inc. Executive 401(K) Plan               Incorporated by reference to Exhibit 10(iv) to
                                                                Syntellect's 2000 Form 10-K

(10)(v)     Syntellect Inc. Nonemployee Director Stock Plan     Incorporated by reference to Exhibit (10) to
            (as amended through May 17, 2001)                   Syntellect's Second Quarter 2001 Form 10-Q

(10)(vi)    Lease Agreement dated March 6, 2000 between         Incorporated by reference to Exhibit 10(vi) to
            Denali National Trust, Inc. and Syntellect Inc.     Syntellect's 2000 Form 10-K
            for an office facility in Phoenix, Arizona

(10)(vii)   Form of Indemnification Agreement between           Incorporated by reference to Exhibit No. 10-L
            Syntellect and its directors and officers           to Syntellect's S-1

(10)(viii)  Form of Registration Rights Agreement               Incorporated by reference to Exhibit 10.13 to
                                                                Syntellect's S-4

(10)(ix)    Line of Credit Agreement                            Filed Herewith

(21)        Subsidiaries of Registrant                          Filed Herewith

(23)        Consents of Experts                                 Filed Herewith