Form 10-Q
period 2002-03-31
SYNTELLECT INC
filed 2002-05-14
CIK 758830

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number: 0 — 18323

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

         11,340,515 shares of common stock, $.01 par value per share, were outstanding on May 14, 2002.

SYNTELLECT INC. AND SUBSIDIARIES
INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — As of March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended March 31, 2002 and March 31, 2001	4

	Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2002 and March 31, 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	14

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		15

PART I -—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTELLECT INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2002 and 2001
(in thousands, except share amounts)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$3,007	$3,997

Trade receivables, net of allowance for doubtful accounts of $139 and $416, respectively	7,169	7,617

Note receivable	84	84

Other receivables	8	5

Inventories, net	471	634

Prepaid expenses	1,558	1,072

Total current assets	12,297	13,409

Property and equipment, net	3,422	3,772

Note receivable, non-current portion	202	202

Other assets	727	816

Total assets	$16,648	$18,199

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$3,068	$2,145

Accrued liabilities	1,700	1,923

Customer deposits	322	232

Deferred revenue	7,967	8,129

Note payable	—	1,449

Capital lease obligations – current portion	234	249

Total current liabilities	13,291	14,127

Deferred revenue – non-current portion	358	—

Capital lease obligations – non-current portion	486	537

Total liabilities	14,135	14,664

Shareholders’ equity:

Preferred stock, $.01 par value per share. Authorized 2,500,000 shares; no shares issued or outstanding	—	—

Common stock, $.01 par value per share. Authorized 25,000,000 shares; issued, 14,662,947 and 14,660,485, respectively	147	147

Additional paid-in capital	62,632	62,628

Accumulated deficit	(48,643)	(47,621)

Accumulated other comprehensive loss	(209)	(205)

	13,927	14,949

Treasury stock, at cost, 3,322,432 shares	(11,414)	(11,414)

Total shareholders’ equity	2,513	3,535

Total liabilities and shareholders’ equity	$16,648	$18,199

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three-month periods ended March 31, 2002 and 2001
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net revenue:

Licenses	$3,611	$3,625

Services	4,463	5,635

Hosted services	990	1,086

Total net revenue	9,064	10,346

Cost of revenue:

Licenses	1,024	927

Services	2,480	3,314

Hosted services	868	1,071

Total cost of revenue	4,372	5,312

Gross margin	4,692	5,034

Operating expenses:

Selling, marketing and administrative	4,487	6,023

Research and development	1,163	1,248

Total operating expenses	5,650	7,271

Operating loss	(958)	(2,237)

Other income (expense), net:

Interest income (expense), net	(55)	32

Loss of disposal of assets	(5)	—

Other income (expense), net	(4)	(4)

Total other income (expense), net	(64)	28

Loss before income taxes	(1,022)	(2,209)

Net Loss	$(1,022)	$(2,209)

Loss per common share — basic	$(0.09)	$(0.20)

Loss per common share — diluted	$(0.09)	$(0.20)

Weighted average common share — basic	11,340	11,194

Weighted average common share — diluted	11,340	11,194

Net Loss	$(1,022)	$(2,209)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	(4)	(51)

Total other comprehensive loss	(4)	(51)

Comprehensive loss	$(1,026)	$(2,260)

See accompanying notes to condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three-month periods ended March 31, 2002 and 2001
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net loss	$(1,022)	$(2,209)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	409	415

Loss on disposal of property, plant, and equipment	5	—

Provision for doubtful accounts	36	62

Stock option compensation expense	1	—

Decrease in accounts receivable	412	5,692

Decrease in inventories	163	371

Increase in accounts payable	923	642

Decrease in accrued liabilities	(223)	(953)

Increase (decrease )in deferred revenue	196	(2,704)

Increase (decrease) in customer deposits	90	(1,904)

Change in other assets and liabilities	(400)	(352)

Net cash provided by (used in) operating activities	590	(940)

Cash flows from investing activities:

Purchase of property and equipment	(64)	(388)

Net cash used in investing activities	(64)	(388)

Cash flows from financing activities:

Repayments on line of credit	(1,449)	—

Proceeds from issuance of common stock	3	38

Payments on capital lease obligations	(66)	(36)

Net cash provided by (used in) financing activities	(1,512)	2

Effect of exchange rates on cash	(4)	(50)

Net decrease in cash and cash equivalents	(990)	(1,376)

Cash and cash equivalents at beginning of year	3,997	7,334

Cash and cash equivalents at end of year	$3,007	$5,958

Supplemental disclosure of cash flow information:

Cash paid for interest	$58	$12

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

         The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our December 31, 2001 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) Revenue Recognition

         Our revenue is derived from three business segments: Licenses, Services and Hosted Services. Revenue derived from Licenses and from Services is recognized pursuant to Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”); Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). Revenue derived from Hosted Services is recognized pursuant to the provisions of SAB No. 101. We strictly adhere to the revenue recognition criteria under the guidance previously discussed and, based on the nature of the Licenses and Services transactions, there are no significant estimates or judgements necessary to apply the revenue recognition policy. See Item 8—Financial Statements and Supplementary Data, “Notes to Consolidated Financial Statements” in our Form 10K filed with the SEC for detailed description of our revenue recognition policy.

(3) Inventories

         Inventories consist of the following:

	(in thousands)
	March 31,	December 31,

	2002	2001

Finished Goods	$101	$168

Purchased Components	144	236

Repair, warranty, and maintenance inventories	226	230

	$471	$634

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Earnings (Loss) Per Share Computation

	(in thousands, except per share amounts)
	For the three-month periods ended
	March 31, 2002	March 31, 2001

Net loss	$(1,022)	$(2,209)

Weighted average share outstanding — basic	11,340	11,194

Loss per share — basic	$(0.09)	$(0.20)

Weighted average shares outstanding — diluted	11,340	11,194

Effect of dilutive securities — stock options	0	0

Weighted average shares outstanding — diluted	11,340	11,194

Loss per share — diluted	$(0.09)	$(0.20)

         The computation of diluted loss per share for the quarters ended March 31, 2002 and 2001 excluded the effect of incremental common shares of 182,777 and 630,634, respectively, attributable to the assumed exercise of common stock options because their effect would be anti-dilutive.

(5) Credit Facilities

         At March 31, 2002, we had a $2.5 million, asset-based, operating line of credit with a commercial lending institution, which accrued interest at prime plus 8.5% per annum with a $7,500 minimum monthly finance charge. We could borrow according to a formula on 65% of eligible domestic accounts receivable less than 90 days old, excluding maintenance receivables. On April 30, 2002, we elected an early termination to that $2.5 million asset-based operating line of credit. In place of that line of credit, we executed a one-year, $3.0 million, asset-based, operating line of credit on May 14, 2002 with a commercial banking institution. Any outstanding balance on this line of credit incurs interest at a rate of prime plus 3.25% per annum plus a collateral handling fee of .25% with a minimum monthly finance charge of $5,000 per month. At March 31, 2002, the prime rate was 4.75%; the interest rate would have calculated to be 8% per annum at that date. We may borrow according to a formula based on 80% of eligible accounts receivable less than 90 days old, including certain maintenance receivables, selected foreign receivables, and excluding customer deposits. The commercial bank has a perfected first priority security interest in all company assets. In addition, all current depository accounts will be relocated to the new commercial bank.

         Furthermore, we issued fully vested warrants to purchase 30,000 shares of our common stock to this commercial banking institution. These warrants expire on May 14, 2007. The exercise price is $1.17 per share, which approximated the market price of the underlying common stock on the date of grant. The value of the warrants issued in connection with the line of credit agreement will be capitalized on the balance sheet and amortized as interest expense over the life of the agreement.

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Business Segments

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

	(in thousands)
	Licenses	Services	Hosted Services	Total

Three-months ended March 31, 2002
Revenue from customers	$3,611	$4,463	$990	$9,064

Depreciation and amortization	153	76	180	409

Segment Loss before income taxes	(968)	(27)	(28)	(1,022)

Expenditures for segment assets	47	17	—	64

Three-months ended March 31, 2001
Revenue from customers	$3,625	$5,635	$1,086	$10,346

Depreciation and amortization	168	82	165	415

Segment Loss before income taxes	(1,261)	(640)	(308)	(2,209)

Expenditures for segment assets	174	86	128	388

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Backlog

         Our backlog represents the amounts of unfilled, but firm, orders received. We expect to earn more than half of the March 31, 2002 backlog during the next operating quarter. The following table summarizes our revenue backlog by business segment on March 31, 2002 and March 31, 2001.

	March 31,	% of total	March 31,	% of total
Current backlog	2002	backlog	2001	backlog

Licenses backlog	$128	3%	$153	4%

Services backlog	4,395	92%	3,793	96%

Hosted Services backlog	233	5%	—	0%

	$4,756		$3,946

         Our backlog of Licenses decreased from $1.6 million at December 31, 2001 to $0.1 million at March 31, 2002, a decrease of $1.5 million. That $1.5 million decrease in backlog was recognized as Licenses revenue during the first quarter of 2002. The backlog of Licenses at December 31, 2000 decreased from $2.8 million to $0.1 million at March 31, 2001 resulting in $2.7 million of Licenses revenue recognized in the first quarter of 2001. The Licenses backlog at the quarter ended March 31, 2002 and 2001 was $0.1 million for both periods. Historically, we had experienced a sharp decline in orders booked in the first quarter of a year when compared to the fourth quarter of the previous year. The bookings decline for the first quarter of 2002 of only 27% compared to the sharp decline of 49% for the first quarter of 2001 was a result of our sales organization’s effort to shorten the sales cycle.

         Our Services backlog decreased $0.3 million during the first quarter of 2002 compared to a decrease of $3.3 million during the first quarter of 2001. The backlog decreases as we complete orders and recognize those orders as revenue. Currently, our Services backlog equates to an amount approximating two quarters of Services revenue at current capacity and is sufficient for us to attain our planned revenue for the first three quarters of 2002. Furthermore, Services backlog is $0.6 million greater at March 31, 2002 than it was at March 31, 2001.

         Revenue generated from Hosted Services is generally transaction based. Although most of our contracts provide for guaranteed monthly transaction amounts, we do not include those guaranteed amounts in the backlog figure for Hosted Services. The $0.2 million noted in the above table is related to the application development and set-up fees for our Service Bureau IMR services, which is included in other hosted services, as well as the backlog of voice services associated with the application development of our Vista IMR systems.

Net Revenue

         The following table summarizes our net revenue performance (in thousands) for the three-month period ended March 31, 2002 and 2001.

	March 31,	% of total	March 31,	% of total
Current results	2002	revenue	2001	revenue

Licenses	$3,611	40%	$3,625	43%

Services

Application development	1,117	12%	2,023	20%

Project management	226	3%	396	4%

Maintenance	2,393	26%	2,263	22%

Installation	227	3%	333	3%

Other services	500	6%	620	6%

Total Services	4,463	49%	5,635	54%

Hosted Services

Home Ticket	284	3%	547	5%

Voice services	130	1%	154	1%

Other hosted services	576	6%	385	4%

Total Hosted Services	990	11%	1,086	10%

Total net revenue	$9,064	100%	$10,346	100%

Domestic	$7,508	83%	$8,100	79%

International	1,556	17%	2,200	21%

Total net revenue	$9,064		$10,300

         Net revenue for the quarter ended March 31, 2002 was $9.1 million, a decrease of $1.2 million or 12% from the $10.3 million reported for the first quarter of 2001. Net revenue consists of Licenses, Services, and Hosted Services, which represented 40%, 49%, and 11% of net revenue, respectively, for the quarter ended March 31, 2002, and 43%, 54% and 10% of net revenue, respectively, for the comparable prior year period.

         Licenses revenue for the period ended March 31, 2002 and 2001 remained constant at $3.6 million. However, we have experienced Licenses revenue increases for the past three sequential quarters. At December 31, 2000, approximately $1.6 million of Licenses revenue originally shipped and invoiced in the fourth quarter of 2000 was deferred in compliance with our revenue recognition policy regarding clear evidence of an arrangement, thereby increasing backlog as of December 31, 2000. Those orders were subsequently recognized as revenue in the first quarter of 2001. Licenses revenue recognized as a result from the decrease in Licenses backlog for the quarters ended March 31, 2002 and 2001 was $1.4 million and $2.7 million, respectively. The amount of Licenses revenue recognized from new orders for those same periods was $2.1 million and $0.9 million, respectively, an increase of $1.2 million or 129% of Licenses revenue recognized from new orders for the quarter.

         Services revenue decreased $1.1 million or 21% from $5.6 million to $4.5 million for the three-month period ended March 31, 2002 when compared to the same period in 2001. The change in Services revenue consists of application services, $0.9 million decrease; project management, $0.1 million decrease; maintenance, $0.1 million increase; installation, $0.1 million decrease; and other services, $0.1 million decrease. Services revenue from application services, installations, and project management is generally recognized within six months following the quarter in which an order has been accepted. During that time period, the Services revenue is reported as backlog. We experienced a sharp decrease in order bookings during the second and third quarters of 2001 compared to the previous year. Services revenue recognized as a result of the decrease in Services backlog for the quarters ended March 31, 2002 and 2001 was $0.2 million and $3.3 million, respectively. Therefore, the amount of Services revenue recognized from new orders for those same periods was $4.2 million and $2.3 million, respectively, an increase of $1.8 million or 78% of Services revenue recognized from new orders for the quarter. This increase in Services revenue recognized from new orders is a direct result of our efforts to shorten the turn-around of our application services and improve the delivery and implementation of those applications.

         Hosted Services revenue for the period ended March 31, 2002 was $1.0 million compared to $1.1 million for the same period in 2001, a decrease of $0.1 million or 9%. Hosted Services consists of Home Ticket, voice services, and other hosted services, which represented 29%, 13%, and 58% of Hosted Services revenue, respectively, for the quarter ended March 31, 2002, and 51%, 14% and 35% of Hosted Services revenue, respectively, for the comparable prior year period. Home Ticket, a pay-per-view service for cable television providers, revenue for the first quarter of 2002 declined $0.2 million or 48% when compared to the first quarter of 2001. The cable TV industry has been deploying digital order entry technologies for consumer purchases of pay-per-view events, which does not utilize our technology. These digital technologies have resulted in a downward trend in our transaction processing fees. To offset the decline in pay-per-view services, Hosted Services has offered other outsourced electronic capabilities including DialExpress (message delivery), Lead Capture, Speech Enabled Directory, Site Locator, disaster mitigation, disaster recovery, electronic payment processing, broadcast faxing, and call center processing. The revenue resulting from these new hosted services was $0.5 million for the quarter ended March 31, 2002, a $0.2 million or 50% increase compared to the quarter ended March 31, 2001. Voice services provide media voice files for all of our application services, hosted and on-site systems. We experienced a slight revenue decrease of $25,000 in voice services quarter-over-quarter, a direct result of the decrease in the application services revenue.

         Domestic and International revenue for the period ended March 31, 2002 was $7.5 million or 83% and $1.5 million or 17% of total revenue, respectively, compared to $8.1 million or 79% and $2.2 million or 21% of total revenue, respectively, for the same period in 2001.

Gross Margin

         The following table summarizes our gross margin performance (in thousands) for the three-month period ended March 31, 2002 and 2001.

	March 31,	% of revenue	March 31,	% of revenue
Current results	2002	category	2001	category

Licenses	$2,587	72%	$2,698	74%

Services	1,983	44%	2,321	41%

Hosted Services	122	12%	15	1%

Total gross margin	$4,692	52%	$5,034	49%

         The gross margin percentage for the quarter ended March 31, 2002 was 52% of net revenue when compared to 49% in the first quarter of the prior year. The decrease in net revenue of $1.2 million would have produced a negative impact of approximately $0.1 million. The negative impact of the revenue volume was offset by the change in the gross margin percentage of $0.2 million, the combination of which resulted in a positive net effect to the gross margin of $0.1 million.

         Gross margin for Licenses decreased to 72% from 74% between comparable quarters due to our product mix shifting towards natural speech recognition, which has a higher cost of third party licenses. Natural speech content continues to grow to 35% of Licenses revenue in the first quarter of 2002 compared to 6% in the first quarter of 2001.

         Gross margin for Services increased to 44% from 41%. In the first half of 2001, we initiated programs to improve the long-term Services margin. The improvement in the gross margin percentage resulted from labor efficiencies and cost controls, including the reduced use of third party professional services. In addition, our natural speech and consulting services allow for an increased utilization of our current resources at higher billing rates. We plan to continue to improve our Services margin and we believe we can continue to improve the Services margin during 2002.

         Hosted Services gross margin increased to 12% from 1% for the quarters ended March 31, 2002 and 2001, respectively. The gross margin for our Hosted Services improved during the first quarter of 2002 due to a reduced number of employees, decreased telecommunication costs, and decreased costs from third party maintenance contracts in the amounts of $0.3 million, $72,000, and $27,000, respectively, for a total savings of $0.4 million. The direct costs associated with our new hosted service offerings are lower than those associated with the labor-intensive pay-per-view service. Telecommunications costs decreased because the new hosted services offerings can share telephone lines while the pay-per-view product utilizes dedicated circuits. The costs associated with third party maintenance contracts decreased as a result of a reduction in the number of servers required to support the pay-per-view customers and the lower costs associated with the maintenance of the new hosted services platforms. Because our current Hosted Services center operates at significantly less than full capacity and Hosted Services overhead is fixed by nature, any increases in Hosted Services revenue will more efficiently utilize the existing infrastructure while adding little incremental cost. As a result, the anticipated revenue increase in 2002 should positively impact our gross margin. We have restated the gross margin for Hosted Services to reflect the effect of depreciation for the first quarter of 2001, which has been reclassified from selling, marketing, and administrative expenses.

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

Operating Expenses

         The following table summarizes our operating expense experience (in thousands) for the three-month period ended March 31, 2002 and 2001.

	March 31,	% of total	March 31,	% of total
Current Results	2002	revenue	2001	revenue

Selling, marketing, and administrative	$4,487	50%	$6,023	58%

Research and development	1,163	13%	1,248	12%

Total operating expenses	$5,650	62%	$7,271	70%

         Operating expenses for the first quarter of 2002 were $5.7 million, a decrease of $1.6 million or 22% from the first quarter of 2001 of $7.3 million. In an overall cost cutting strategy, all areas of costs were evaluated and excess spending eliminated. Selling, marketing and administrative expenses decreased $1.5 million or 26% compared to the prior year period. The reduced employee costs, including travel, relocation, and recruiting, accounted for approximately $0.5 million of the decrease experienced during the first quarter. We experienced an additional decrease of $0.3 million in other general administrative expenses such as professional fees, telephone, depreciation, shareholder costs, and insurance. At March 31, 2001, we incurred a $0.6 million charge for a corporate restructuring. Also in the first quarter of 2001, we incurred $0.2 million to reposition the marketing structure to enhance our corporate image, increase demand for our voice processing products, and create market differentiation and awareness for our Interactive Media Response solution for Enterprise Voice Portals. Due to our ongoing cost controls combined with our commitment to reinvesting in future product development, research and development expenses for the quarter ended March 31, 2002 remained relatively stable with a decrease of $0.1 million or 7% compared to the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         For the past two quarters, we have generated a positive cash flow from operations. This has enables us to operate strictly out of operating cash flows without drawing cash from our operating line of credit since January 2002. That cash flow from operations has also enabled us to pay down the line of credit and maintain the zero balance throughout the first quarter. Additionally, we were able to secure a new line of credit with a commercial banking facility under more favorable terms than the previous line of credit.

         Cash and cash equivalents at March 31, 2002 were $3.0 million and at December 31, 2001 were $4.0 million, a decrease of $1.0 million. Our working capital deficit increased from $0.7 million at December 31, 2001 to a deficit of $1.0 million at March 31, 2002. The ratio of our current assets to current liabilities decreased from 0.95 to 0.93 for the same periods. Our net loss of $1.0 million and repayment of the line of credit were the dominant factors affecting our cash position and negative change in working capital.

         For the first three months of 2002, we generated cash from operating activities of $0.6 million compared to cash used by operating activities of $0.9 million for the quarter ended March 31, 2001, a positive change of $1.5 million. The primary factor affecting the difference between net loss and cash provided for the three months ended March 31, 2002 was the positive effect of the decrease in accounts receivable of $0.4 million, the increase in accounts payable and accrued liabilities of $0.7 million, and the non-cash expenses, such as depreciation and provision for doubtful accounts, in the amount of $0.4 million.

         Cash used in investing activities, namely the purchase of property and equipment, was $64,000 during the quarter ended March 31, 2002 as compared to $0.4 million during the quarter ended March 31, 2001.

         Cash used in financing activities was $1.5 million during the quarter ended March 31, 2002 as compared to $2,000 provided by financing activities during the quarter ended March 31, 2001. During the quarter, we repaid the line of credit in the amount of $1.5 million and made payments on capital lease obligations of $66,000.

         The Board of Directors approved certain stock buy-back plans under which we are authorized to repurchase our shares of common stock. As of May 14, 2002, we had repurchased a total of 3,322,432 shares under these plans since November 13, 1998 at an average share price of $3.43 and are authorized to repurchase 365,000 additional shares. We made no stock repurchases since the fourth quarter of 2000.

Internal Sources of Liquidity

         During the year ended December 31, 2001, we began several initiatives to address our sales efforts, our cost structures, our cash management and our Services delivery efficiencies in light of the changing economic environment. In the first quarter of 2002, we continue to see favorable results from these efforts. We believe the continued benefits of these measures will allow us to generate sufficient operating funds from internal sources to successfully run our business in the year ahead. We expect our current cash and cash equivalents, combined with future cash flows from operating activities, to be sufficient to support our operations for the remainder of 2002.

         At December 31, 2001, the average time required to collect an accounts receivable, or “days sales outstanding” (“DSO”), was 58 days, compared to 60 days at December 31, 2000. At March 31, 2002, we were able to decrease the DSO to 56 days. We continue to intensify our collection efforts with the purpose of further decreasing the DSO to 55 days. We expect these improved collection efforts could provide additional operating cash of approximately $0.1 million in 2002.

         Additionally, we expect to reduce inventory and inventory purchases during the remainder of 2002 by outsourcing the inventory for our Vista product line and using current inventory to support our maintenance contracts. In doing so, we will moderately, but positively affect operating cash.

External Sources of Liquidity

         On April 30, 2002, we elected an early termination to our $2.5 million asset-based operating line of credit with a commercial lending institution. In place of that line of credit, we executed a one-year, $3.0 million, asset-based, operating line of credit on May 14, 2002 with a commercial banking institution. The new line of credit has lower interest rates, lower minimum monthly interest payments, lower facility fee, less stringent covenants, and an increased borrowing base. We will utilize the line, if necessary, for operational cash needs, but do not expect to borrow on the line of credit due to our efforts to generate cash from internal activities, a lower cost structure, and increased management efforts to control spending.

         We have held discussions with third parties regarding warrant backed debt financing and other alternative financing arrangements in the event that we need funding beyond our ability to generate cash internally and borrow on the line of credit.

OPERATING BUSINESS SEGMENTS

         An operating business segment is defined as a component of an enterprise that engages in business activities which may earn revenue and incur expenses, whose results are regularly reviewed by a chief operating decision maker, and for which discrete financial information is available. We have three operating business segments organized around differences in products and services: Licenses, Services, and Hosted Services.

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

         Hosted Services is our operating business segment which provides Service Bureau IMR services offering campaign oriented initiatives such as Lead Capture, Site Locator and disaster mitigation or a combined on-site and hosted services with similar value-added options attached

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         Our exposure to market risk in connection with interest rate changes relates to our cash investment portfolio. Our general policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and interest rate risk. We place our investments in instruments with highly rated issuers. We classify all liquid investments with a maturity date of three months or less as cash equivalents. As of March 31, 2002, our earned interest rate on our cash equivalents was 1.16% compared to 1.61% at December 31, 2001. We do not expect any material loss with respect to our cash investment portfolio.

         Our only long-term liabilities are capital lease obligations at a fixed rate. Therefore, we do not believe there is any material exposure to market risk changes in interest rates as it relates to our current or long-term liabilities.

         Our asset-based operating line of credit bears interest at prime plus 3.25%. During the first quarter of 2002, the prime rate has held steady at 4.75%. At May 14, 2002, we did not have an outstanding balance under this line of credit. If we did have an outstanding balance, all of it would be classified as current and paid from receipts of customer receivables. Due to the current nature of the debt, the requirement to make payments on the outstanding balance as receivables are collected, and the currently low prime rate, we do not believe that market risk related to this line of credit is significant. We anticipate no material exposure to market risk in connection with interest rate changes, as they relate to our current liabilities.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We invoice all international customers in U.S. dollars except the customers of our United Kingdom (“U.K.”) subsidiary, which are invoiced in pounds sterling. Our U.K. subsidiary’s financials, including balance sheet, revenue, and operating expenses, are recorded in pounds sterling. Therefore, our exposure to foreign currency exchange rate risk occurs when we translate the financial results of that subsidiary into U.S. dollars in the course of consolidating our financial statements. At this time, we do not use instruments to hedge our foreign exchange exposure in the U.K. because the effects of foreign exchange rate fluctuations do not materially affect us.

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

         We reasonably believe that any or all of our forward-looking statements in this Form 10-Q and in any other public statements we make are true at the time they are made. However, such statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed, and actual future results may vary materially. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. We advise you, however, to review the Section entitled “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a discussion of important cautionary factors that may affect future results. We also advise you to review any and all further disclosures we make on related subjects in our 10-Q and 8-K filings with the SEC and in other materials we publicly release.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No exhibits are filed with this Form 10-Q.

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2002	SYNTELLECT INC.

		By:	/s/ Timothy P Vatuone
Timothy P. Vatuone Vice President, Chief Financial Officer, Secretary and Treasurer (Principal financial officer and duly authorized officer of the registrant)