Form 10-Q
period 2002-06-30
SYNTELLECT INC
filed 2002-08-14
CIK 758830

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________ to

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

         11,369,152 shares of common stock, $.01 par value per share, were outstanding on August 14, 2002.

SYNTELLECT INC. AND SUBSIDIARIES
INDEX

PART I. —FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTELLECT INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$2,143	$3,997

Trade receivables, net of allowance for doubtful accounts of $249 and $416, respectively	6,576	7,617

Note receivable	72	84

Other receivables	16	5

Inventories, net	557	634

Prepaid expenses	1,330	1,072

Total current assets	10,694	13,409

Property and equipment, net	3,233	3,772

Note receivable, non-current portion	159	202

Other assets	662	816

Total assets	$14,748	$18,199

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$3,358	$2,145

Accrued liabilities	1,443	1,923

Customer deposits	199	232

Deferred revenue	7,328	8,129

Note payable	1,306	1,449

Capital lease obligations – current portion	212	249

Total current liabilities	13,846	14,127

Deferred revenue – non-current portion	309	—

Capital lease obligations – non-current portion	456	537

Total liabilities	14,611	14,664

Shareholders’ equity:

Preferred stock, $.01 par value per share. Authorized 2,500,000 shares; no shares issued or outstanding	—	—

Common stock, $.01 par value per share. Authorized 25,000,000 shares; issued, 14,691,584 and 14,660,485, respectively	147	147

Additional paid-in capital	62,677	62,628

Accumulated deficit	(51,039)	(47,621)

Accumulated other comprehensive loss	(234)	(205)

	11,551	14,949

Treasury stock, at cost, 3,322,432 shares	(11,414)	(11,414)

Total shareholders’ equity	137	3,535

Total liabilities and shareholders’ equity	$14,748	$18,199

See accompanying notes to the condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net revenue:

Licenses	$1,662	$2,261	$5,273	$5,886

Services	4,711	4,948	9,174	10,583

Hosted Services	947	1,280	1,937	2,366

Total net revenue	7,320	8,489	16,384	18,835

Cost of revenue:

Licenses	339	590	1,362	1,517

Services	2,451	2,742	4,931	6,056

Hosted Services	962	1,080	1,831	2,151

Total cost of revenue	3,752	4,412	8,124	9,724

Gross margin	3,568	4,077	8,260	9,111

Operating expenses:

Selling, marketing and administrative	4,582	5,507	9,069	11,530

Research and development	1,356	1,051	2,519	2,299

Total operating expenses	5,938	6,558	11,588	13,829

Operating loss	(2,370)	(2,481)	(3,328)	(4,718)

Other income (expense), net:

Interest income (expense), net	(23)	24	(78)	56

Gain (loss) of disposal of assets	4	—	(2)	—

Other expense	(7)	(24)	(10)	(28)

Total other income (expense), net	(26)	—	(90)	28

Loss before income taxes	(2,396)	(2,481)	(3,418)	(4,690)

Net loss	$(2,396)	$(2,481)	$(3,418)	$(4,690)

Loss per common share — basic	$(0.21)	$(0.22)	$(0.30)	$(0.42)

Loss per common share — diluted	$(0.21)	$(0.22)	$(0.30)	$(0.42)

Weighted average common share — basic	11,341	11,220	11,340	11,207

Weighted average common share — diluted	11,341	11,220	11,340	11,207

Net loss	$(2,396)	$(2,481)	$(3,418)	$(4,690)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	(25)	10	(29)	(40)

Total other comprehensive income (loss)	(25)	10	(29)	(40)

Comprehensive loss	$(2,421)	$(2,471)	$(3,447)	$(4,730)

See accompanying notes to the condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2002	2001

Cash flows from operating activities:

Net loss	$(3,418)	$(4,690)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	807	866

Loss on disposal of property, plant, and equipment	2	—

Provision for doubtful accounts	256	148

Stock option compensation expense	6	—

Decrease in accounts receivable	785	4,217

Decrease in inventories	77	403

Increase in accounts payable	1,213	336

Decrease in accrued liabilities	(480)	(1,426)

Decrease in deferred revenue	(492)	(141)

Decrease in customer deposits	(33)	(2,128)

Change in other assets and liabilities	(115)	(562)

Net cash used in operating activities	(1,392)	(2,977)

Cash flows from investing activities:

Proceeds from short-term investment	—	75

Proceeds from note receivable	55	—

Purchase of property and equipment	(245)	(932)

Net cash used in investing activities	(190)	(857)

Cash flows from financing activities:

Borrowings on line of credit	2,435	1,059

Repayments on line of credit	(2,578)	—

Proceeds from issuance of common stock	19	244

Payments on capital lease obligations	(119)	(78)

Net cash provided by (used in) financing activities	(243)	1,225

Effect of exchange rates on cash	(29)	(39)

Net decrease in cash and cash equivalents	(1,854)	(2,648)

Cash and cash equivalents at beginning of year	3,997	7,334

Cash and cash equivalents at end of six month period	$2,143	$4,686

Supplemental disclosure of cash flow information:

Cash paid for interest	$58	$29

Significant non-cash transactions

Warrants issued under credit facility	$27	$—

See accompanying notes to the condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements include the accounts of Syntellect Inc. (together with its subsidiaries, collectively, the “Company,” which may also be referred to as the “registrant,” “we,” “us,” or “our”). All significant inter-company balances and transactions have been eliminated in consolidation.

         The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our December 31, 2001 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2) Revenue Recognition

         Our revenue is derived from three business segments: Licenses, Services and Hosted Services. Revenue derived from Licenses and from Services is recognized pursuant to Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”); Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). Revenue derived from Hosted Services is recognized pursuant to the provisions of SAB No. 101. We strictly adhere to the revenue recognition criteria under the guidance mentioned above and, based on the nature of the Licenses and Services transactions, there are no significant estimates or judgments necessary to apply the revenue recognition policy. See Item 8 — Financial Statements and Supplementary Data, “Notes to Consolidated Financial Statements” in our December 31, 2001 Annual Report on Form 10-K for a detailed description of our revenue recognition policy.

(3) Inventories

         Inventories consist of the following:

	(in thousands)
	June 30,	December 31,
	2002	2001

Finished Goods	$132	$168

Purchased Components	189	236

Repair, warranty, and maintenance components	236	230

	$557	$634

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Earnings (Loss) Per Share Computation

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net loss	$(2,396)	$(2,481)	$(3,418)	$(4,690)

Weighted average share outstanding — basic	11,341	11,220	11,340	11,207

Loss per share — basic	$(0.21)	$(0.22)	$(0.30)	$(0.42)

Weighted average shares outstanding — diluted	11,341	11,220	11,340	11,207

Effect of dilutive securities — stock options	0	0	0	0

Weighted average shares outstanding — diluted	11,341	11,220	11,340	11,207

Loss per share — diluted	$(0.21)	$(0.22)	$(0.30)	$(0.42)

Dilutive securities excluded from diluted loss per share	292	312	348	474

         The computation of diluted loss per share for the three-month periods ended June 30, 2002 and 2001 and for the six-month periods ended June 30, 2002 and 2001 excluded the effect of certain incremental common shares attributable to the assumed exercise of common stock options because their effect would be anti-dilutive.

(5) Credit Facilities

         On April 30, 2002, we elected an early termination of our $2.5 million, asset-based, operating line of credit with a commercial lending institution. The credit instrument accrued interest at prime plus 8.5% per annum with a $7,500 minimum monthly finance charge. We could borrow according to a formula on 65% of eligible domestic accounts receivable less than 90 days old, excluding maintenance receivables. In place of that line of credit, on May 14, 2002, we executed an Accounts Receivable Financing Agreement (the “Agreement”) for a one-year, $3.0 million, asset-based, operating line of credit with a commercial banking institution. Any outstanding balance on this line of credit incurs interest at a rate of prime plus 3.25% per annum plus a collateral handling fee of .25% with a minimum monthly finance charge of $5,000 per month. The maximum cash available under the terms of this Agreement is 80% of the $3.0 million loan value, or $2.4 million. At June 30, 2002, the prime rate was 4.75% so that the interest rate would have been calculated at 8% per annum. We may borrow according to a formula based on 80% of eligible accounts receivable less than 90 days old, including certain maintenance receivables, selected foreign receivables, and excluding customer deposits. The commercial banking institution has a perfected first priority security interest in all company assets. In addition, all current depository accounts are being relocated to the new commercial bank.

         At June 30, 2002, our outstanding balance on this credit facility was $1.3 million. Also at June 30, 2002, there was an additional $1.1 million available to borrow.

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

         (5)  Credit Facilities, continued

         Furthermore, we issued fully vested warrants to purchase 30,000 shares of our common stock to this commercial banking institution. These warrants expire on May 14, 2007. The exercise price is $1.17 per share, which approximated the market price of the underlying common stock on the date of grant. The value of the warrants issued in connection with this Agreement was determined using the Black-Scholes calculation to be $27,000 and has been capitalized on the balance sheet. The deferred asset will be amortized as interest expense over the life of the Agreement.

         At June 30, 2002, we were in violation of the minimum EBITDA and adjusted quick ratio covenants in the Agreement. On July 22 2002, we entered into a Loan Modification and Forbearance Agreement (the “Modification”) to the Agreement in which the bank agrees to abstain from calling the Agreement into default due to violation of the covenants through October 30, 2002. The Modification also increased the loan amount to $3.75 million, extended the expiration date to July 14, 2003, and increased the collateral handling fee to 0.75% during a time of non-compliance with the covenants of the Agreement. The maximum cash available under the terms of the Modification is 80% of the $3.75 million loan value, or $3.0 million. We were required to pay $10,000 in bank fees in order to execute the Modification.

(6) Business Segments

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

         Licenses is our operating business segment that includes our contact center software platform, Vista IMR, speech-enabled licenses, and other third party licenses that we offer along with our Vista IMR software. Vista IMR consists of a broad suite of communications features. Some of the components of Vista IMR include Interactive Voice Response, Interactive Web Response, and Speed Enabled Directory. This business segment also includes all revenue and costs related to hardware sales.

         Services is our operating business segment that includes customer support and integration in the areas of consulting, project management, application development, installation, functional specifications, training and maintenance services. We generally sell these services as part of the initial sale or, in some cases, as post implementation services.

         Hosted Services is our operating business segment that provides Service Bureau IMR services offering campaign oriented initiatives such as Lead Capture, Site Locator, credit card processing, disaster recovery, and disaster mitigation or a combined on-site and hosted services with similar value-added options attached.

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

         (6)  Business Segments, continued

		(in thousands)
	Licenses	Services	Hosted Services	Total

Three-months ended June 30, 2002

Revenue from customers	$1,662	$4,711	$947	$7,320

Depreciation and amortization	153	76	180	409

Segment income (loss) before income taxes	(2,404)	219	(211)	(2,396)

Expenditures for segment assets	58	57	65	180

Three-months ended June 30, 2001

Revenue from customers	$2,261	$4,948	$1,280	$8,489

Depreciation and amortization	192	94	165	451

Segment loss before income taxes	(1,909)	(530)	(42)	(2,481)

Expenditures for segment assets	347	171	26	544

		(in thousands)
	Licenses	Services	Hosted Services	Total

Six-months ended June 30, 2002

Revenue from customers	$5,273	$9,174	$1,937	$16,384

Depreciation and amortization	301	149	357	807

Segment income (loss) before income taxes	(3,452)	124	(90)	(3,418)

Expenditures for segment assets	106	74	65	245

Six-months ended June 30, 2001

Revenue from customers	$5,886	$10,583	$2,366	$18,835

Depreciation and amortization	360	176	330	866

Segment loss before income taxes	(3,170)	(1,170)	(350)	(4,690)

Expenditures for segment assets	521	257	154	932

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY OF OPERATIONS

         As the U.S. economy continued to weaken, particularly in the telecommunication technology sector, many of our existing and potential customers delayed capital investments. Additionally, recent corporate announcements of financial misstatements and misrepresentations have affected how companies evaluate potential new capital equipment and service providers, further elongating the sales cycle. Due to the decline in revenue and order bookings during the second quarter of 2002, we determined it necessary to further reduce our operating expenses to a level commensurate with our revenue. As a result, we took steps to decrease our estimated quarterly sales breakeven level to approximately $8.0 million for the third quarter of 2002 by decreasing salaries and reducing staff, which actions also reduced expenses associated with payroll taxes, benefits, and travel.

CRITICAL ACCOUNTING POLICIES

         For a complete discussion of our critical accounting policies, see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2001 Annual Report of Form 10-K.

RESULTS OF OPERATIONS

Net Revenue

         The following table summarizes our net revenue performance (in thousands) for the three and six-month periods ended June 30, 2002 and 2001.

		Three-months ended				Six-months ended

	June 30,	% of total	June 30,	% of total	June 30,	% of total	June 30,	% of total
Current results	2002	revenue	2001	revenue	2002	revenue	2001	revenue

Licenses	$1,662	23%	$2,261	27%	$5,273	32%	$5,886	31%

Services

Application development	1,506	21%	1,213	14%	2,622	16%	3,236	17%

Project management	248	3%	334	4%	473	3%	730	4%

Maintenance	2,347	32%	2,537	30%	4,740	29%	4,800	25%

Installation	107	1%	225	3%	335	2%	558	3%

Other services	503	7%	639	7%	1,004	6%	1,259	7%

Total services	4,711	64%	4,948	58%	9,174	56%	10,583	56%

Hosted Services	947	13%	1,280	15%	1,937	12%	2,366	13%

Total net revenue	$7,320	100%	$8,489	100%	$16,384	100%	$18,835	100%

Domestic	$5,894	81%	$5,889	69%	$13,402	82%	$13,989	74%

International	1,426	19%	2,600	31%	2,982	18%	4,846	26%

Total net revenue	$7,320	100%	$8,489	100%	$16,384	100%	$18,835	100%

Direct licenses revenue	$1,452	87%	$1,679	74%	$4,954	94%	$5,299	90%

Indirect licenses revenue	210	13%	582	26%	319	6%	587	10%

Total net revenue	$1,662	100%	$2,261	100%	$5,273	100%	$5,886	100%

         Net revenue for the quarter ended June 30, 2002 was $7.3 million, a decrease of $1.2 million, or 14%, from the $8.5 million reported for the second quarter of 2001. Net revenue for the six-month period ended June 30, 2002 and 2001 was $16.4 million and $18.8 million, a decrease of $2.4 million, or 13%. Net revenue consists of Licenses, Services, and Hosted Services, which represented 23%, 64%, and 13% of net revenue, respectively, for the quarter ended June 30, 2002, and 27%, 58% and 15% of net revenue, respectively, for the comparable prior year period. Domestic and international revenue for the quarter ended June 30, 2002 was $5.9 million, or 81%, and $1.4 million, or 19%, of total revenue, respectively, compared to $5.9 million, or 69%, and $2.6 million, or 31%, of total revenue, respectively, for the same period in 2001. Domestic and international revenue for the six months ended June 30, 2002 was $5.0 million, or 94%, and $0.3 million, or 6%, of total revenue, respectively, compared to $5.3 million, or 90%, and $0.6 million, or 10%, of total revenue, respectively, for the same period in 2001.

         Licenses revenue for the quarter ended June 30, 2002 was $1.7 million, a decrease of $0.6 million, or 26%, from the $2.3 million reported for the quarter ended June 30, 2001. Licenses revenue for the six months ended June 30, 2002 was $5.3 million, a decrease of $0.6 million, or 10%, when compared to the six months ended June 30, 2001. These decreases were primarily due to our inability to book sufficient orders caused by our existing and potential customer’s capital purchase delays intensified by economic conditions. Speech-enabled licenses represented $0.3 million, or 18%, of the Licenses revenue for the quarter ended June 30, 2002 compared to 0% in the prior year and $1.1 million, or 31%, in the prior quarter. The amount of speech-enabled licenses sold is an important operating measure to us because natural speech technology is the biggest driver of growth in the IVR industry.

         Services revenue for the quarter ended June 30, 2002 decreased $0.2 million, or 5%, to $4.7 million when compared to the $4.9 million reported in the same period in 2001. Services revenue for the six months ended June 30, 2002 was $9.2 million, a decrease of $1.4 million, or 13%, when compared to the same prior year period. The change in Services revenue for the second quarter of 2002 compared to the second quarter of 2001 consists of application services, $0.3 million increase; project management, $0.1 million decrease; maintenance, $0.2 million decrease; installation, $0.1 million decrease; and other services, $0.1 million decrease. Services revenue from application services, installations, and project management generally is recognized within six months following the quarter in which an order has been booked. During that time period, the Services revenue is reported as backlog.

         Hosted Services revenue for the quarter ended June 30, 2002 was $0.9 million compared to $1.3 million for the same period in 2001, a decrease of $0.4 million, or 26%. Hosted Services revenue was $1.9 million for the six months ended June 30, 2002, a decrease of $0.4 million, or 18%, when compared to the same prior year period. Hosted Services consists of Home Ticket, voice services, Vista IMR hosted services, and other hosted services. Voice services provide media voice files for all of our application services, hosted and on-site systems. Vista IMR hosted services may include Lead Capture, Speech Enabled Directory, Site Locator, disaster mitigation, disaster recovery, electronic payment processing, broadcast faxing, and call center processing. The primary reason for the decrease in Hosted Services revenue is the declining demand for analog, pay-per-view services that our Home Ticket product offers.

Gross Margin

         The following table summarizes our gross margin performance (in thousands) for the three and six-month periods ended June 30, 2002 and 2001.

	Three-months ended				Six-months ended

	June 30,	% of revenue	June 30,	% of revenue	June 30,	% of revenue	June 30,	% of revenue
Current results	2002	category	2001	category	2002	category	2001	category

Licenses	$1,323	80%	$1,671	74%	$3,911	74%	$4,369	74%

Services	2,260	48%	2,206	45%	4,243	46%	4,527	43%

Hosted Services	(15)	-2%	200	16%	106	5%	215	9%

Total gross margin	$3,568	49%	$4,077	48%	$8,260	50%	$9,111	48%

         The gross margin percentage for the quarter ended June 30, 2002 was 49% of net revenue, an increase of 1% when compared to the 48% achieved in the second quarter of the prior year. The gross margin percentage for the six-month periods ended June 30, 2002 and 2001 were 50% and 48% of net revenue, respectively. In dollar terms, the gross margin for the quarter and six months ended June 30, 2002 decreased $0.5 million, or 12%, and $0.9 million, or 9%, respectively, which can be accounted for by evaluating product mix, volume, and change in gross margin percentage. The decrease in net revenue for the quarter and six-month period ended June 30, 2002 accounts for decreases of $0.6 million and $1.2 million, respectively, in the gross margin. Those decreases are offset by the improved gross margin percentages of 1% and 2%, respectively, which is a positive effect of $52,000 and $0.3 million, respectively.

         Gross margin for Licenses increased to 80% of Licenses revenue in the second quarter of 2002 from 74% in the second quarter of 2001 due to a reduced amount of the speech-enabled and other third-party licenses sold. Natural speech content declined to $0.3 million, or 18%, of Licenses revenue in the second quarter of 2002 compared to $1.1 million, or 31%, in the first quarter of 2002. The gross margin realized is approximately 57% for speech-enabled licenses, 68% for other third-party licenses, and 80% for Vista licenses. Consequently, the product mix directly affects the gross margin realized for Licenses.

         Gross margin for Services increased to 48% for the quarter ended June 30, 2002 from 45% for the quarter ended June 30, 2001, an improvement of 3%. Gross margin for Services was 46% for the six-month period ended June 30, 2002, an increase of 3% over the 43% reported for the same period in 2001. In the first half of 2001, we initiated programs to improve the long-term Services margin. The improvement in the gross margin percentage resulted from continued cost controls, including the reduced use of third party professional services. In addition, our natural speech and consulting services allow for an increased utilization of our current resources at higher billing rates.

         Hosted Services produced a gross margin of -2% for the quarter ended June 30, 2002, which is an 18-percentage point decrease from the 16% gross margin percentage for the quarter ended June 30, 2001. Gross margin for Hosted Services was 5% for the six-month period ended June 30, 2002, a decrease of 4% from the 9% gross margin percentage recorded in the same period in 2001. Because our current Hosted Services center operates at significantly less than full capacity and Hosted Services overhead is fixed by nature, any decrease in Hosted Services revenue will significantly decrease the gross margin percentage as was evidenced during the quarter ended June 30, 2002. We have restated the gross margin for Hosted Services to reflect the effect of $83,000 and $0.2 million in depreciation for the three and six months ended June 30, 2001, respectively, which has been reclassified from selling, marketing, and administrative expenses.

         The mix of direct versus indirect Licenses revenue and domestic versus international net revenue affects the gross margin. Direct and indirect Licenses revenue for the quarter ended June 30, 2002 was $1.5 million and $0.2 million, or 87% and 13%, respectively. Direct and indirect Licenses revenue for the quarter ended June 30, 2001 was $1.7 million and $0.6 million, or 74% and 26%, respectively. We experience an approximate 86% gross margin on indirect sales and an approximate 70% on direct sales. The gross margin on direct sales is lower because these orders tend to be much larger and therefore carry larger discounts. Domestic and international net revenue for the quarter ended June 30, 2002 was $5.9 million and $1.4 million, or 81% and 19%, respectively. Domestic and international net revenue for the quarter ended June 30, 2001 was $5.9 million and $2.6 million, or 69% and 31%, respectively. Domestic gross margin on net revenue was 55% compared to international gross margin on net revenue of 60% for the quarter ended June 30, 2002. Domestic Licenses and Services gross margins was 88% and 44%, respectively, compared to international Licenses and Services gross margins of 57% and 73%, respectively, for the quarter ended June 30, 2002. Accordingly, changes in the product mix among Licenses versus Services, domestic versus international, and direct versus indirect can and do have a dramatic impact on our reported gross margin.

         Our gross margin will fluctuate on a period-to-period basis as a result of changes in competitive pressures, sales volume, product mix, period cost policy, variations in the ratio of domestic versus international sales, or changes in the mix of direct and indirect sales activity. Accordingly, the gross margins we report for 2002 and 2001 are not necessarily indicative of the results you should expect for future periods.

Operating Expenses

         The following table summarizes our operating expense experience (in thousands) for the three and six-month periods ended June 30, 2002 and 2001.

	Three-months ended					Six-months ended

	June 30,	% of total	June 30,	% of total	June 30,	% of total	June 30,	% of total
	2002	revenue	2001	revenue	2002	revenue	2001	revenue
Current Results
Selling, marketing, and administrative	$4,582	63%	$5,507	65%	$9,069	55%	$11,530	61%

Research and development	1,356	19%	1,051	12%	2,519	15%	2,299	12%

Total operating expenses	$5,938	81%	$6,558	77%	$11,588	71%	$13,829	73%

         Operating expenses for the second quarter of 2002 were $5.9 million, a decrease of $0.6 million, or 9%, from the second quarter of 2001 of $6.5 million. Operating expenses for the six months ended June 30, 2002 were $11.6 million, a decrease of $2.2 million, or 16%, when compared to the $13.8 million recorded in the same period in 2001. In an overall cost cutting strategy, all areas of costs were evaluated and excess spending eliminated. Selling, marketing and administrative expenses for the quarter and six months ended June 30, 2002 decreased $0.9 million, or 17%, and $2.5 million, or 21%, when compared to the prior year period. The reduced employee costs, including travel, relocation, and recruiting, accounted for approximately $0.6 million and $1.1 million of the decrease for the quarter and six-month period ended June 30, 2002, respectively. During the same periods, we experienced additional decreases of $0.5 million and $0.8 million in other general administrative expenses such as marketing, professional fees, telephone, depreciation, shareholder costs, and insurance. The effects of the costs savings experienced in employee related and general administrative expenses were offset by a $0.2 million increase in bad debt and occupancy costs in the second quarter of 2002. In the first quarter of 2001, we incurred a $0.6 million charge for a corporate restructuring and a $0.2 million marketing charge to enhance our corporate image. Research and development expenses for the quarter ended June 30, 2002 experienced an increase of $0.3 million, or 29%, primarily due to fees associated with certain partner alliances and a non-recurring, employee-related expense.

         During the quarter ended June 30, 2002, we eliminated 14 positions in sales, marketing, and administration and 1 position in research and development. Subsequent to the end of the quarter, we eliminated an additional 15 positions in sales, marketing, and administration and 8 positions in research and development. Those 38 positions approximated 30% of total sales, marketing, administration, and research and development positions. During and subsequent to the second quarter of 2002, we eliminated 21 other positions for a total of 59 positions eliminated company-wide. Additionally, on July 15, 2002, we announced a 10% salary cut for all employees. These measures to reduce our overhead will allow us to breakeven at approximately $8.0 million in revenue during the third quarter of 2002.

Backlog

         Our backlog represents the amounts of non-cancelable, unfilled orders received. We expect to recognize as revenue approximately half of the June 30, 2002 backlog during the third quarter of 2002. The following table summarizes our revenue backlog by business segment at June 30, 2002 and June 30, 2001.

	June 30,	% of total	June 30,	% of total
Current backlog	2002	backlog	2001	backlog

Licenses backlog	$129	3%	$483	10%

Services backlog	4,218	94%	4,163	90%

Hosted Services backlog	128	3%	—	0%

	$4,475		$4,646

         Our backlog was $4.5 million at June 30, 2002 and $4.6 million at June 30, 2001, a decline of $0.1 million, or 4%. We generate revenue by two general means: orders booked and backlog completion. We experienced a decline in orders booked during the second quarter of 2002 when compared with both the second quarter of 2001 and first quarter of 2002. Our orders booked during the second quarter of 2002 totaled $4.2 million compared to $5.8 million for the second quarter of 2001, a $1.6 million, or 28%, decline year over year. Our orders booked for the first quarter of 2002 totaled $4.5 million, a decline of $0.3 million, or 7%, compared to the current quarter.

         Our backlog of Licenses during the quarters ended June 30, 2002 and March 31, 2002 remained steady at $0.1 million. The Licenses backlog at the quarters ended June 30, 2002 and 2001 was $0.1 million and $0.5 million, respectively, a decrease of $0.4 million, or 73%. Licenses usually are delivered within a few days after receipt of an order. Occasionally, due to contractual obligations, we are unable to recognize the revenue or immediately ship the licenses. The revenue associated with those licenses remains in the backlog for future recognition. As a result, the Licenses backlog should be a relatively small amount.

         Our Services backlog decreased $0.2 million during the second quarter of 2002 when compared to the first quarter of 2002. The backlog decreases as we complete orders and recognize revenue on those orders. Currently, our Services backlog equates to an amount approximating two quarters of Services revenue at current capacity and is sufficient for us to attain our planned Services revenue for the remainder of 2002. Our Services backlog was $4.2 million and $4.1 million at the quarters ended June 30, 2002 and 2001, respectively, an increase of $55,000, or 1%.

         Revenue generated from Hosted Services is generally transaction based. Although most of our contracts provide for guaranteed monthly transaction amounts, we do not include those guaranteed amounts in the backlog figure for Hosted Services. The $0.1 million noted in the above table is related to the application development and set-up fees for our Service Bureau IMR services, which is included in other hosted services, as well as the backlog of voice services associated with the application development of our Vista IMR systems.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at June 30, 2002 were $2.1 million and at December 31, 2001 were $4.0 million, a decrease of $1.9 million. Our working capital deficit increased from $0.7 million at December 31, 2001 to a deficit of $3.2 million at June 30, 2002. Our net loss of $3.4 million was the dominant factor affecting our cash position and negative change in working capital. However, because our deferred revenue is comprised mainly of prepaid, deferred maintenance revenue, our adjusted quick ratio (as used as a measurement of liquidity in the software industry), calculated by dividing the sum of cash and accounts receivable by current liabilities less deferred revenue, is 1.34 as of June 30, 2002. At December 31, 2001, our adjusted quick ratio was 1.94. We believe our liquidity position is sufficient to meet our short-term cash obligations of accounts payable, accrued liabilities, note payable, and capital lease obligations for the third quarter of 2002.

         For the first six months of 2002, we used cash in operating activities of $1.4 million compared to $3.0 million for the prior year, a positive change of $1.6 million. The primary factors affecting the difference between net loss and cash used in operating activities for the six months ended June 30, 2002 was the positive effect of the decrease in accounts receivable of $0.8 million, the increase in accounts payable of $1.2 million, and the non-cash expenses, such as depreciation and provision for doubtful accounts, in the amount of $1.1 million. These positive effects were offset by a decrease in accrued liabilities of $0.5 million and a decrease in deferred revenue of $0.5 million. The decrease in accounts receivable stemmed from increased collection efforts and decreased revenue. The increase in accounts payable resulted from extending certain vendor payments. The decrease in accrued liabilities is evidence of our decreased spending. The decrease in deferred revenue was caused by the decrease in revenue and order bookings.

         Cash used in investing activities, namely the purchase of property and equipment, was $0.2 million during the six-month period ended June 30, 2002 as compared to $0.9 million during the six-month period ended June 30, 2001. During the first six months of 2002, we purchased capital assets in the amount of $245,000 and collected $55,000 due on the note receivable. For the first six months of 2001, we purchased capital assets in the amount of $0.9 million and cashed-in a short-term investment in the amount of $75,000.

         Cash used in financing activities was $0.2 million during the six-month period ended June 30, 2002 as compared to $1.2 million provided by financing activities during the six-month period ended June 30, 2001. During the first six months of 2002, the net activity on our line of credit facility resulted in a repayment of $0.1 million. In addition, we made payments on our capital lease obligations in the amount of $0.1 million. For the first six months of 2001, we issued common stock in the amount of $0.2 million and borrowed from our line of credit in the amount of $1.1 million. During that same time period, we made payments on our capital lease obligations in the amount of $0.1 million.

         The Board of Directors approved stock buy-back plans under which we are authorized to repurchase our shares of common stock. As of August 14, 2002, we had repurchased a total of 3,322,432 shares under these plans since November 13, 1998 at an average share price of $3.43 and are authorized to repurchase 365,000 additional shares. We have made no stock repurchases since the fourth quarter of 2000.

Internal Sources of Liquidity

         During the year ended December 31, 2001, we began several initiatives to address our sales efforts, our cost structures, our cash management and our Services delivery efficiencies in light of the changing economic environment. In the second quarter of 2002, we continue to see favorable results from these efforts as demonstrated by our lower cost of revenue and selling, marketing, and administrative expenses. Due to the recent decline in revenue and order bookings, it was necessary to further reduce the operating expenses to a level that can be supported by our company’s revenue. We have decreased the estimated quarterly sales breakeven level to approximately $8.0 million for the third quarter of 2002 through salary decreases and staff reductions, including the expenses associated with payroll taxes, benefits, and travel.

         Additionally, we expect to reduce inventory and inventory purchases during the remainder of 2002 by outsourcing the inventory supply for our Vista product line and using current inventory to support our maintenance contracts. In doing so, we will moderately, but positively, affect gross margin and operating cash.

         We believe the continued benefits of these measures will allow us to generate sufficient operating funds from internal sources to successfully run our business in the year ahead. We expect our current cash and cash equivalents, combined with future cash flows from operating activities, to be sufficient to support our operations for the remainder of 2002. We will utilize our credit facility, when and only if necessary, to supplant operational cash needs.

External Sources of Liquidity

         On April 30, 2002, we elected an early termination to our $2.5 million asset-based operating line of credit with a commercial lending institution. In place of that line of credit, on May 14, 2002, we executed an Accounts Receivable Financing Agreement (the “Agreement”) for a one-year, $3.0 million, asset-based, operating line of credit with a commercial banking institution. The maximum cash available under the terms of this Agreement is 80% of the $3.0 million loan value, or $2.4 million. The new line of credit has lower interest rates, lower minimum monthly interest payments, lower facility fee, less stringent covenants, and an increased borrowing base. We will utilize the line, when necessary, for operational cash needs. At June 30, 2002, we were in violation of the minimum EBITDA and adjusted quick ratio covenants in the Agreement. On July 22, 2002, we entered into a Forbearance Modification to the Agreement in which the bank agrees to abstain from calling the Agreement into default due to violation of the covenants through October 30, 2002. The modification also increased the loan amount to $3.75 million, extended the expiration date to July 14, 2003, and increased the collateral handling fee to 0.75% during a time of non-compliance with the covenants of the Agreement. The maximum cash available under the terms of this Modification is 80% of the $3.75 million loan value, or $3.0 million.

         At June 30, 2002, our outstanding balance on this credit facility was $1.3 million. Also at June 30, 2002, there was an additional $1.1 million available to borrow.

         We have held discussions with third parties regarding warrant backed debt financing and other alternative financing arrangements in the event that we need funding beyond our ability to generate cash internally and borrow on the line of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         Our exposure to market risk in connection with interest rate changes relates to our cash investment portfolio. Our general policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and interest rate risk. We place our investments in instruments with highly rated issuers. We classify all liquid investments with a maturity date of three months or less as cash equivalents. As of June 30, 2002, our earned interest rate on our cash equivalents was 0.31% compared to 1.61% at December 31, 2001. We do not expect any material loss with respect to our cash investment portfolio.

         Our asset-based operating line of credit bears interest at prime plus 3.25%. During the first two quarters of 2002, the prime rate has held steady at 4.75%. At August 14, 2002, we had an outstanding balance of $1.8 million under this line of credit. The full amount was classified as current and will be paid from receipts of customer receivables. Due to the current nature of the debt, the requirement to make payments on the outstanding balance as receivables are collected, and the currently low prime rate, we do not believe that market risk related to this line of credit is significant. We anticipate no material exposure to market risk in connection with interest rate changes, as they relate to our current liabilities.

         Our only long-term liabilities are capital lease obligations, which bear interest at a fixed rate. Therefore, we do not believe there is any material exposure to market risk changes in interest rates as it relates to our current or long-term liabilities.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We invoice all international customers in U.S. dollars except for the customers of our United Kingdom (“U.K.”) subsidiary, which are invoiced in pounds sterling. Our U.K. subsidiary’s financials, including balance sheet, revenue, and operating expenses, are recorded in pounds sterling. Therefore, our exposure to foreign currency exchange rate risk occurs when we translate the financial position and operating results of that subsidiary into U.S. dollars in the course of consolidating our financial statements. At this time, we do not use instruments to hedge our foreign exchange exposure in the U.K. because the effects of foreign exchange rate fluctuations do not materially affect us.

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

         We reasonably believe that any or all of our forward-looking statements in this Form 10-Q and in any other public statements we make are true at the time they are made. However, such statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed, and actual future results may vary materially. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. We advise you, however, to review the Section entitled “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a discussion of important cautionary factors that may affect future results. We also advise you to review any and all further disclosures we make on related subjects in our Form 10-Q and Form 8-K filings with the SEC and in other materials we publicly release.

PART II -—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Stockholders on May 20, 2002 at our corporate headquarters located in Phoenix, AZ.

(b)	At the Annual Meeting of Stockholders, Camille Jayne and Kent C. Mueller were elected to three-year terms on the Board of Directors. The terms of Anthony V. Carollo, Jr., Michael R. Bruce, Dr. Roy A. Herberger, Jr., and Michael D. Kaufman as directors of our company continued after the meeting.

(c)	The following table sets forth the tabulation of votes for the election of directors at the Annual Meeting of Stockholders:

Name	Voted For	Votes Withheld

Camille Jayne	4,232,504	13,100

Kent C. Mueller	4,100,645	26,332

William P. Conlin (1)	4,100,645	26,332

(1)	Mr. Conlin chose not to stand for re-election at the meeting.

At the Annual Meeting of Stockholders, the stockholders approved the ratification of KPMG LLP as our independent auditors for the 2002 fiscal year. There were 8,247,092 votes cast for the ratification, 33,698 votes cast against the ratification, and 91,791 abstentions.

ITEM 5. OTHER INFORMATION

         On August 12, 2002, our company’s common stock was de-listed from the Nasdaq National Market because of our inability to meet the minimum, continued listing qualifications. Our common stock will continue to trade on the Nasdaq OTC Bulletin Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3(ii)(a)	By-laws of Syntellect Inc. as Amended and Restated through August 6, 2002

	10(x)	Accounts Receivable Financing Agreement

	10(x)(a)	Loan Modification and Forbearance Agreement

	10(xi)	Warrant to Purchase Stock

	99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2002	SYNTELLECT INC.

		By:	/s/ Timothy P. Vatuone

Timothy P. Vatuone Vice President, Chief Financial Officer, Secretary and Treasurer (Principal financial officer and duly authorized officer of the registrant)

Exhibit Index

Exhibit Number	Description

3(ii)(a)	By-laws of Syntellect Inc. as Amended and Restated through August 6, 2002

10(x)	Accounts Receivable Financing Agreement

10(x)(a)	Loan Modification and Forbearance Agreement

10(xi)	Warrant to Purchase Stock

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002