Form 10-Q
period 2002-09-30
SYNTELLECT INC
filed 2002-11-14
CIK 758830

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

YES   ☒   NO  ☐

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         11,369,152 shares of common stock, $.01 par value per share, were outstanding on November 13, 2002.

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations and Comprehensive Loss
Condensed Consolidated Statements of Cash Flows
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II -—OTHER INFORMATION
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-10.V
EX-10.VII.A
EX-10.VII.B
EX-10.VII.C
EX-10.VII.D
EX-10.VII.E
EX-10.VII.F
EX-10.VII.G
EX-10.VII.H
EX-10.VII.I
EX-10.X.B
EX-10.XII.A
EX-10.XII.B
EX-10.XII.C
EX-10.XII.D
EX-10.XII.E
EX-99.A
EX-99.B
EX-99.C
EX-99.D

SYNTELLECT INC. AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — As of September 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Operations and Comprehensive Loss — Three Months and Nine Months Ended September 30, 2002 and September 30, 2001	4

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2002 and September 30, 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure about Market Risk	17

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	20

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTELLECT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$2,443	$3,997

Trade receivables, net of allowance for doubtful accounts of $199 and $416, respectively	5,290	7,617

Note receivable	67	84

Other receivables	19	5

Inventories	533	634

Prepaid expenses	1,031	1,072

Total current assets	9,383	13,409

Property and equipment, net	3,017	3,772

Note receivable, non-current portion	146	202

Other assets	566	816

Total assets	$13,112	$18,199

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:

Accounts payable	$2,320	$2,145

Accrued liabilities	1,004	1,923

Customer deposits	387	232

Deferred revenue	7,252	8,129

Note payable	1,715	1,449

Capital lease obligations – current portion	243	249

Total current liabilities	12,921	14,127

Deferred revenue – non-current portion	645	—

Capital lease obligations – non-current portion	351	537

Total liabilities	13,917	14,664

Shareholders’ equity (deficit):

Preferred stock, $.01 par value per share. Authorized 2,500,000 shares; no shares issued or outstanding	—	—

Common stock, $.01 par value per share. Authorized 25,000,000 shares; issued, 14,691,584 and 14,660,485, respectively	147	147

Additional paid-in capital	62,676	62,628

Accumulated deficit	(51,839)	(47,621)

Accumulated other comprehensive loss	(375)	(205)

	10,609	14,949

Treasury stock, at cost, 3,322,432 shares	(11,414)	(11,414)

Total shareholders’ equity (deficit)	(805)	3,535

Total liabilities and shareholders’ equity (deficit)	$13,112	$18,199

See accompanying notes to the condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue:

Licenses	$1,561	$2,316	$6,833	$8,202

Services	5,017	5,020	14,191	15,603

Hosted Services	768	1,131	2,705	3,497

Total net revenue	7,346	8,467	23,729	27,302

Cost of revenue:

Licenses	355	748	1,717	2,265

Services	2,115	2,578	7,046	8,634

Hosted Services	848	1,131	2,679	3,282

Total cost of revenue	3,318	4,457	11,442	14,181

Gross profit	4,028	4,010	12,287	13,121

Operating expenses:

Selling, marketing and administrative	3,716	5,285	12,784	16,815

Research and development	1,010	952	3,529	3,251

Total operating expenses	4,726	6,237	16,313	20,066

Operating loss	(698)	(2,227)	(4,026)	(6,945)

Other income (expense), net:

Interest expense, net	(96)	(68)	(173)	(40)

Gain (loss) on disposal of assets	1	—	(1)	—

Other expense	(7)	—	(18)	—

Total other expense	(102)	(68)	(192)	(40)

Loss before income taxes	(800)	(2,295)	(4,218)	(6,985)

Income tax benefit	—	(16)	—	(16)

Net loss	$(800)	$(2,279)	$(4,218)	$(6,969)

Loss per common share — basic	$(0.07)	$(0.20)	$(0.37)	$(0.62)

Loss per common share — diluted	$(0.07)	$(0.20)	$(0.37)	$(0.62)

Weighted average common share — basic	11,369	11,294	11,350	11,236

Weighted average common share — diluted	11,369	11,294	11,350	11,236

Net loss	$(800)	$(2,279)	$(4,218)	$(6,969)

Other comprehensive loss, net of tax:

Foreign currency translation adjustment	(141)	(8)	(170)	(48)

Total other comprehensive loss	(141)	(8)	(170)	(48)

Comprehensive loss	$(941)	$(2,287)	$(4,388)	$(7,017)

See accompanying notes to the condensed consolidated financial statements.

SYNTELLECT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands — unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(4,218)	$(6,969)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,157	1,302

Loss on disposal of property, plant, and equipment	1	—

Provision for doubtful accounts	325	232

Stock option compensation expense	3	—

Decrease in accounts receivable	2,002	4,644

Decrease in inventories	101	706

Increase (decrease) in accounts payable	175	(29)

Decrease in accrued liabilities	(919)	(1,188)

Decrease in deferred revenue	(232)	(141)

Increase (decrease) in customer deposits	155	(1,999)

Change in other assets and liabilities	304	(453)

Net cash used in operating activities	(1,146)	(3,895)

Cash flows from investing activities:

Proceeds from short-term investment	—	75

Proceeds from note receivable	73	—

Proceeds from the sale of property and equipment	—	26

Purchase of property and equipment	(403)	(1,338)

Net cash used in investing activities	(330)	(1,237)

Cash flows from financing activities:

Borrowings on line of credit	6,918	1,422

Repayments on line of credit	(6,652)	—

Proceeds from issuance of common stock	18	246

Payments on capital lease obligations	(192)	(133)

Net cash provided by financing activities	92	1,535

Effect of exchange rates on cash	(170)	(48)

Net decrease in cash and cash equivalents	(1,554)	(3,645)
Cash and cash equivalents at beginning of year	3,997	7,334

Cash and cash equivalents at end of nine month period	$2,443	$3,689

Supplemental disclosure of cash flow information:

Cash paid for interest	$197	$86

Significant non-cash transactions
Property and equipment purchased under capital lease	$—	$446

Warrants issued under credit facility	$27	$—

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

         The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our December 31, 2001 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) Revenue Recognition

         Our revenue is derived from three business segments: Licenses, Services and Hosted Services. Revenue derived from Licenses and from Services is recognized pursuant to Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”); Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). Revenue derived from Hosted Services is recognized pursuant to the provisions of SAB No. 101. We strictly adhere to the revenue recognition criteria under the guidance mentioned above. See Item 8 — Financial Statements and Supplementary Data, “Notes to Consolidated Financial Statements” in our December 31, 2001 Annual Report on Form 10-K for a detailed description of our revenue recognition policy.

(3) Inventories

         Inventories consist of the following:

	(in thousands)
	September 30,	December 31,
	2002	2001

Finished Goods	$196	$168

Purchased Components	122	236

Repair, warranty, and maintenance components	215	230

	$533	$634

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Earnings (Loss) Per Share Computation

	(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Net loss	$(800)	$(2,279)	$(4,218)	$(6,969)

Weighted average share outstanding — basic	11,369	11,294	11,350	11,236

Loss per share — basic	$(0.07)	$(0.20)	$(0.37)	$(0.62)

Weighted average shares outstanding — diluted	11,369	11,294	11,350	11,236

Effect of dilutive securities — stock options	0	0	0	0

Weighted average shares outstanding — diluted	11,369	11,294	11,350	11,236

Loss per share — diluted	$(0.07)	$(0.20)	$(0.37)	$(0.62)

Dilutive securities excluded from diluted loss per share due to anti-dilutive effect	1,957	2,145	1,957	2,145

         The computation of diluted loss per share for the three-month periods ended September 30, 2002 and 2001 and for the nine-month periods ended September 30, 2002 and 2001 excluded the effect of certain incremental common shares attributable to the assumed exercise of common stock options because their effect would be anti-dilutive.

(5) Credit Facilities

         On April 30, 2002, we elected an early termination of our $2.5 million, asset-based, operating line of credit with a commercial lending institution. The credit instrument accrued interest at prime plus 8.5% per annum with a $7,500 minimum monthly finance charge. We could borrow according to a formula on 65% of eligible domestic accounts receivable less than 90 days old, excluding maintenance receivables. In place of that line of credit, on May 14, 2002, we executed an Accounts Receivable Financing Agreement (the “Agreement”) for a one-year, $3.0 million, asset-based, operating line of credit with a commercial banking institution. Any outstanding balance on this line of credit incurs interest at a rate of prime plus 3.25% per annum plus a collateral handling fee of 0.25% with a minimum monthly finance charge of $5,000. The maximum cash available under the terms of this Agreement is 80% of the $3.0 million loan value, or $2.4 million. At September 30, 2002, the prime rate was 4.75% making the then applicable interest rate under the Agreement 8% per annum. We may borrow according to a formula based on 80% of eligible accounts receivable less than 90 days old, including certain maintenance receivables, selected foreign receivables, and excluding customer deposits. The commercial banking institution has a perfected first priority security interest in all our assets. In addition, all current depository accounts have been relocated to the new commercial bank.

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5) Credit Facilities, continued

         Furthermore, we issued fully vested warrants to purchase 30,000 shares of our common stock to this commercial banking institution. These warrants expire on May 14, 2007. The exercise price is $1.17 per share, which approximated the market price of the underlying common stock on the date of grant. The value of the warrants issued in connection with this Agreement was determined using the Black-Scholes calculation to be $27,000 and has been capitalized as a deferred asset, which is amortized as interest expense over the one-year life of the Agreement.

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

         At September 30, 2002, we were in compliance with all of the covenants in the Agreement and subsequent Modification. At September 30, 2002, our outstanding balance on this credit facility was $1.7 million. Also at September 30, 2002, there was an additional $1.3 million available to borrow.

         On November 7, 2002, we entered into an Accounts Receivable Financing Modification Agreement (the “Modification #2”) to the Agreement in which we amended an affirmative, financial covenant. Also, Modification #2 extended the increased collateral handling fee of 0.75% until the later of February 1, 2003 or one month following the quarter in which we are in compliance with affirmative covenants listed in the Agreement and no other event of default has occurred.

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

SYNTELLECT INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

         (6)  Business Segments, continued

	(in thousands)
	Licenses	Services	Hosted Services	Total

Three-months ended September 30, 2002

Revenue from customers	$1,561	$5,017	$768	$7,346

Depreciation and amortization	114	56	180	350

Segment income (loss) before income taxes	(1,841)	1,227	(186)	(800)

Expenditures for segment assets	39	50	69	158

Three-months ended September 30, 2001

Revenue from customers	$2,316	$5,020	$1,131	$8,467

Depreciation and amortization	182	89	165	436

Segment loss before income taxes	(1,890)	(184)	(221)	(2,295)

Expenditures for segment assets	39	—	367	406

	(in thousands)
	Licenses	Services	Hosted Services	Total

Nine-months ended September 30, 2002

Revenue from customers	$6,833	$14,191	$2,705	$23,729

Depreciation and amortization	413	204	540	1,157

Segment income (loss) before income taxes	(5,191)	1,436	(463)	(4,218)

Expenditures for segment assets	145	124	134	403

Nine-months ended September 30, 2001

Revenue from customers	$8,202	$15,603	$3,497	$27,302

Depreciation and amortization	542	265	495	1,302

Segment loss before income taxes	(5,060)	(1,354)	(571)	(6,985)

Expenditures for segment assets	560	257	521	1,338

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATIONS

         Many of our existing and potential customers delayed capital investments due to the weakened U.S. economy, particularly in the telecommunication technology sector. Additionally, recent corporate announcements of financial misstatements and misrepresentations have affected how companies evaluate potential new capital equipment and service providers, further elongating the sales cycle. Due to the decline in revenue and order bookings during the second and third quarters of 2002, we determined it necessary to further reduce our operating expenses to a level commensurate with our revenue. As a result, we took steps to decrease our estimated quarterly sales breakeven level to approximately $7.5 million for the fourth quarter of 2002.

         We have a proven technology platform, strong operational competency, and a loyal and supportive customer base. However, our success as a software, services, and integration company is based on its ability to generate new customers as well as develop and grow our installed base of clients. Effective October 1, 2002, we have implemented a new sales approach that has two distinct revenue generating strategies, one for new customers and one for existing customers, our installed base. Our business is most successful when we have a healthy combination of revenue from new customers and strong, recurring revenue from our installed base of clients. We believe this blended approach will facilitate the growth of our revenue stream.

CRITICAL ACCOUNTING POLICIES

         For a complete discussion of our critical accounting policies, see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2001 Annual Report of Form 10-K.

RESULTS OF OPERATIONS

Net Revenue

         The following table summarizes our net revenue performance (in thousands) for the three and nine-month periods ended September 30, 2002 and 2001.

	Three-months ended				Nine-months ended

	Sept 30,	% of total	Sept 30,	% of total	Sept 30,	% of total	Sept 30,	% of total
Current results	2002	revenue	2001	revenue	2002	revenue	2001	revenue

Licenses	$1,561	21%	$2,316	27%	$6,833	29%	$8,202	30%

Services

Application development	1,380	19%	1,649	19%	4,003	17%	4,885	18%

Project management	245	3%	295	3%	718	3%	1,025	4%

Maintenance	2,498	34%	2,336	28%	7,238	31%	7,136	26%

Installation	249	3%	269	3%	584	2%	827	3%

Other services	645	9%	471	6%	1,648	7%	1,730	6%

Total services	5,017	68%	5,020	59%	14,191	60%	15,603	57%

Hosted Services	768	11%	1,131	14%	2,705	11%	3,497	13%

Total net revenue	$7,346	100%	$8,467	100%	$23,729	100%	$27,302	100%

Domestic	$5,460	74%	$6,372	75%	$18,929	80%	$20,429	75%

International	1,886	26%	2,095	25%	4,800	20%	6,873	25%

Total net revenue	$7,346	100%	$8,467	100%	$23,729	100%	$27,302	100%

Direct Licenses revenue	$1,560	100%	$1,868	81%	$6,329	93%	$6,665	81%

Indirect Licenses revenue	1	0%	448	19%	504	7%	1,537	19%

Total Licenses revenue	$1,561	100%	$2,316	100%	$6,833	100%	$8,202	100%

Speech Licenses	$208	13%	$316	14%	$1,578	23%	$716	9%

         Net revenue for the quarter ended September 30, 2002 was $7.3 million, a decrease of $1.2 million, or 13%, from the $8.5 million reported for the third quarter of 2001. Net revenue for the nine-month periods ended September 30, 2002 and 2001 was $23.7 million and $27.3 million, respectively, a decrease of $3.6 million, or 13%. Net revenue consists of Licenses, Services, and Hosted Services, which represented 21%, 68%, and 11% of net revenue, respectively, for the quarter ended September 30, 2002, and 27%, 59% and 14% of net revenue, respectively, for the comparable prior year period. Domestic and international revenue for the quarter ended September 30, 2002 was $5.4 million, or 74%, and $1.9 million, or 26%, of total revenue, respectively, compared to $6.4 million, or 75%, and $2.1 million, or 25%, of total revenue, respectively, for the same period in 2001. Domestic and international revenue for the nine months ended September 30, 2002 was $18.9 million, or 80%, and $4.8 million, or 20%, of total revenue, respectively, compared to $20.4 million, or 75%, and $6.9 million, or 25%, of total revenue, respectively, for the same period in 2001.

         Licenses revenue for the quarter ended September 30, 2002 was $1.6 million, a decrease of $0.7 million, or 33%, from the $2.3 million reported for the quarter ended September 30, 2001. Licenses revenue for the nine months ended September 30, 2002 was $6.8 million, a decrease of $1.4 million, or 17%, when compared to the nine months ended September 30, 2001. These decreases were due to our inability to book sufficient orders caused by our existing and potential customers’ capital purchase delays intensified by economic conditions. During this quarter, we reorganized our sales force to assist in the success of our sales team to identify new opportunities, book orders, and manage our existing customer base.

         Speech-enabled licenses represented $0.2 million, or 13%, of the Licenses revenue for the quarter ended September 30, 2002 compared to $0.3 million, or 14%, in the third quarter of the prior year. The amount of speech-enabled licenses sold is an important operating measure to us because we believe natural speech technology to be the biggest driver of growth in the IVR industry.

         Services revenue for the quarter ended September 30, 2002 remained steady at $5.0 million when compared to the same period in 2001. Services revenue for the nine months ended September 30, 2002 was $14.2 million, a decrease of $1.4 million, or 9%, when compared to the same prior year period. The change in Services revenue for the first nine months of 2002 compared to the first nine months of 2001 consisted of application services, $0.9 million decrease;

project management, $0.3 million decrease; maintenance, $0.1 million increase; installation, $0.2 million decrease; and other services, $0.1 million decrease. Services revenue from application services, installations, and project management is generally recognized within six months following the quarter in which our customer placed the order. During that time, the Services revenue is reported as backlog. We have experienced a decline in our trend of orders booked for the first, second, and third quarters of 2002. Although the revenue and orders booked in the Services segment have decreased, we have managed to improve the gross profit of the Services business segment by 5% as shown by the nine month periods ended September 30, 2002 and 2001.

         Hosted Services revenue for the quarter ended September 30, 2002 was $0.8 million compared to $1.1 million for the same period in 2001, a decrease of $0.3 million, or 32%. Hosted Services revenue was $2.7 million for the nine months ended September 30, 2002, a decrease of $0.8 million, or 23%, when compared to the same prior year period. Hosted Services consists of Home Ticket, voice services, Vista IMR hosted services, and other hosted services. Voice services provide media voice files for all of our application services, hosted and on-site systems. Vista IMR hosted services may include Lead Capture, Speech Enabled Directory, Site Locator, disaster mitigation, disaster recovery, electronic payment processing, broadcast faxing, and call center processing. The primary reason for the decrease in Hosted Services revenue is the declining demand for analog, pay-per-view services that our Home Ticket product offers.

Gross Margin

         The following table summarizes our gross margin performance (in thousands) for the three and nine-month periods ended September 30, 2002 and 2001.

	Three-months ended				Nine-months ended

		% of		% of		% of		% of
	Sept 30,	revenue	Sept 30,	revenue	Sept 30,	revenue	Sept 30,	revenue
Current results	2002	category	2001	category	2002	category	2001	category

Licenses	$1,206	77%	$1,568	68%	$5,116	75%	$5,937	72%

Services	2,902	58%	2,442	49%	7,145	50%	6,969	45%

Hosted Services	(80)	-10%	—	0%	26	1%	215	6%

Total gross profit	$4,028	55%	$4,010	47%	$12,287	52%	$13,121	48%

         The gross margin percentage for the quarter ended September 30, 2002 was 55% of net revenue, an increase of 7% when compared to the 47% achieved in the third quarter of the prior year. The gross margin for the nine-month periods ended September 30, 2002 and 2001 were 52% and 48% of net revenue, respectively. In dollar terms, the gross profit for the quarter and nine months ended September 30, 2002 increased $18,000 and decreased $0.8 million, or 6%, respectively, which can be accounted for by evaluating product mix, volume, and change in gross margin percentage. The decrease in net revenue for the quarter and nine-month period ended September 30, 2002 accounts for decreases of $0.5 million and $1.7 million, respectively, in the gross profit. Those decreases are offset by the improved gross margin percentages of 7% and 4%, respectively, which is a positive effect of $0.5 million and $0.8 million, respectively.

         Gross margin for Licenses increased to 77% of Licenses revenue in the third quarter of 2002 from 68% in the third quarter of 2001 due to the outsourcing of the hardware components associated with our IMR systems. Natural speech content declined to $0.2 million, or 13%, of Licenses revenue in the third quarter of 2002 compared to $0.3 million, or 14%, in the third quarter of 2001. The domestic gross margin realized for the nine-months ended September 30, 2002 was approximately 57% for speech-enabled licenses, 67% for other third-party licenses, and 80% for Vista licenses. Consequently, the product mix directly affects the gross margin realized for Licenses.

         Gross margin for Services increased to 58% for the quarter ended September 30, 2002 from 49% for the quarter ended September 30, 2001, an improvement of nine percentage points. Gross margin for Services was 50% for the nine-month period ended September 30, 2002, an increase of five percentage points over the 45% reported for the same period in 2001. During the third quarter of 2002, we implemented a 10% salary reduction. That salary reduction during the third quarter of 2002 was the contributing factor to the increase in the quarterly gross margin. The improvement in the year to date gross margin percentage resulted from continued cost controls, including the reduced use of third party professional services. In addition, our natural speech and consulting services allow for an increased utilization of our current resources at higher billing rates.

         Hosted Services produced a gross margin of -10% for the quarter ended September 30, 2002, which is a 10-percentage point decrease from the 0% gross margin percentage for the quarter ended September 30, 2001. Gross margin for Hosted Services was 1% for the nine-month period ended September 30, 2002, a decrease from the 6% gross margin percentage recorded in the same period in 2001. Because our current Hosted Services center operates at significantly less than full capacity and Hosted Services overhead is fixed by nature, any decrease in Hosted Services revenue will significantly decrease the gross margin percentage as was evidenced during the quarter ended September 30, 2002.

         The mix of direct versus indirect Licenses revenue and domestic versus international net revenue affects the gross margin. Direct and indirect Licenses revenue for the quarter ended September 30, 2002 was $1.6 million and $1,000. Direct and indirect Licenses revenue for the quarter ended September 30, 2001 was $1.9 million and $0.4 million, or 81% and 19%, respectively. The change in direct and indirect Licenses revenue were decreases of $0.3 million and $0.4 million, respectively, or 22% and 100%, respectively, for the third quarter of 2002 compared to the third quarter of 2001. The change in direct and indirect Licenses revenue for the nine-months ended September 30, 2002 and 2001 were decreases of $0.4 million and $1.0 million, respectively, or 5% and 67%, respectively. Indirect Licenses revenue was low due to a poor sales performance in the reseller channel and a $0.1 million credit given to a certain reseller during the third quarter of 2002. We experience an approximate 86% gross margin on domestic indirect sales and an approximate 70% on domestic direct sales. The gross margin on direct sales is lower because these orders tend to be much larger and therefore carry larger discounts. Domestic and international gross margins on net revenue were 54% and 57%, respectively, for the quarter ended September 30, 2002 and 47% and 49%, respectively, for the quarter ended September 30, 2001. Licenses and Services gross margins were 75% and 55%, respectively for the nine months ended September 30, 2002. Accordingly, changes in the product mix among Licenses versus Services, domestic versus international, and direct versus indirect can and do have a dramatic impact on our reported gross margin.

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

Operating Expenses

         The following table summarizes our operating expense experience (in thousands) for the three and nine-month periods ended September 30, 2002 and 2001.

	Three-months ended				Nine-months ended

	Sept 30,	% of total	Sept 30,	% of total	Sept 30,	% of total	Sept 30,	% of total
	2002	revenue	2001	revenue	2002	revenue	2001	revenue
Current Results
Selling, marketing, and administrative	$3,716	51%	$5,285	62%	$12,784	54%	$16,815	62%

Research and development	1,010	14%	952	11%	3,529	15%	3,251	12%

Total operating expenses	$4,726	64%	$6,237	74%	$16,313	69%	$20,066	73%

         Operating expenses for the third quarter of 2002 were $4.7 million, a decrease of $1.5 million, or 24%, from the third quarter of 2001 operating expenses of $6.2 million. Operating expenses for the nine months ended September 30, 2002 were $16.3 million, a decrease of $3.8 million, or 19%, when compared to the $20.1 million recorded in the same period in 2001. Furthermore, operating expenses decreased $1.2 million, or 20%, from the second quarter of 2002. In an overall cost cutting strategy, all areas of costs were evaluated and excess spending was eliminated.

         Selling, marketing and administrative expenses for the quarter and nine months ended September 30, 2002 decreased $1.6 million, or 30%, and $4.0 million, or 24%, when compared to the prior year periods. The reduced employee costs, including travel, relocation, and recruiting, accounted for approximately $1.3 million and $2.5 million of the decrease for the quarter and nine-month period ended September 30, 2002, respectively, when compared to the prior year period. During the same periods, we experienced additional decreases of $0.5 million and $1.2 million in other general administrative expenses such as marketing, telephone, depreciation, shareholder costs, occupancy costs, bad debt reserves, and insurance expense. The effects of the costs savings experienced in employee related and general administrative expenses were offset by increases of $0.2 million and $0.3 million in professional fees for the three and nine months ended September 30, 2002, respectively, when compared to the same prior year periods. In the first quarter of 2001, we incurred a $0.6 million charge for a corporate restructuring and a $0.2 million marketing charge to enhance our corporate image.

         Research and development expenses for the quarter and nine-month period ended September 30, 2002 experienced an increase of $58,000 and $0.3 million, or 6% and 9%, respectively. These increases were primarily due to fees associated with certain partner alliances and a non-recurring, employee-related expense.

         During the quarter ended September 30, 2002, we eliminated 22 positions in sales, marketing, and administration and 13 positions in research and development. Those 35 positions approximated 31% of total sales, marketing, administration, and research and development positions. Additionally, on July 15, 2002, we announced a 10% salary cut for all employees. That 10% salary cut was reinstated as of November 1, 2002. These measures to reduce our overhead will help us to breakeven at approximately $7.5 million in revenue during the fourth quarter of 2002.

Backlog

         Our backlog represents the amounts of non-cancelable, unfilled orders received. We expect to recognize as revenue approximately half of the September 30, 2002 backlog during the fourth quarter of 2002. The following table summarizes our revenue backlog by business segment at September 30, 2002 and September 30, 2001.

	September 30,	% of total	September 30,	% of total
Current backlog	2002	backlog	2001	backlog

Licenses backlog	$113	3%	$1,361	22%

Services backlog	3,205	92%	4,724	78%

Hosted Services backlog	161	5%	—	0%

	$3,479		$6,085

         Our backlog was $3.5 million at September 30, 2002 and $6.1 million at September 30, 2001, a decline of $2.6 million, or 43%. This decline in our backlog was caused by the decline in orders booked during the third quarter of 2002 when compared with the third quarter of 2001. Our orders booked during the third quarter of 2002 totaled $2.8 million compared to $5.1 million for the third quarter of 2001, a $2.3 million, or 45%, decline year over year. Our orders booked for the first and second quarters of 2002 were $4.5 million and $3.7 million, a decline of $1.7 million and $0.9 million, or 38% and 24%, respectively, when compared to the current quarter.

         Our backlog of Licenses during the quarters ended September 30, 2002 and June 30, 2002 remained steady at $0.1 million. The Licenses backlog at the quarters ended September 30, 2002 and 2001 was $0.1 million and $1.4 million, respectively, a decrease of $1.3 million, or 92%. Licenses usually are delivered within a few days after receipt of an order. As a result, the Licenses backlog should be a relatively small amount. At September 30, 2001, we were unable to recognize revenue on several Licenses orders due to contractual obligations; therefore the revenue associated with those orders remained as Licenses backlog for future recognition.

         Our Services backlog was $3.2 million and $4.7 million at September 30, 2002 and 2001, respectively, a decrease of $1.5 million, or 32%. Services revenue from application services, installations, and project management generally is recognized within six months following the quarter in which an order has been booked. During that time period, the Services revenue is reported as backlog. The backlog decreases as we complete orders and recognize revenue on those orders. Currently, our Services backlog equates to an amount approximating two quarters of Services revenue at current capacity and is sufficient for us to attain our projected Services revenue for the remainder of 2002.

         Revenue generated from Hosted Services is generally transaction based. Although most of our contracts provide for guaranteed monthly transaction amounts, we do not include those guaranteed amounts in the backlog figure for Hosted Services. The $0.2 million noted above is related to the application development and set-up fees for our Service Bureau IMR services, which are included in other hosted services, as well as the backlog of voice services associated with the application development of our Vista IMR systems.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at September 30, 2002 were $2.4 million and at December 31, 2001 were $4.0 million, a decrease of $1.6 million. Our working capital deficit increased from $0.7 million at December 31, 2001 to a deficit of $3.5 million at September 30, 2002, a change of $2.8 million. Our year to date net loss of $4.2 million was the dominant factor affecting our negative change in working capital. However, because our deferred revenue is comprised mainly of prepaid, deferred maintenance revenue, our adjusted quick ratio (as used as a measurement of liquidity in the software industry), calculated by dividing the sum of cash and accounts receivable by current liabilities less deferred revenue, was 1.36 on September 30, 2002. That same measurement was 1.34 on June 30, 2002. At December 31, 2001, our adjusted quick ratio was 1.94. We believe our liquidity position is sufficient to meet our short-term cash obligations of accounts payable, accrued liabilities, note payable, and capital lease obligations for the fourth quarter of 2002 and through 2003.

         For the first nine months of 2002, we used cash in operating activities of $1.1 million compared to $3.9 million for the prior year, a positive change of $2.8 million. The primary factors affecting the difference between net loss and cash used in operating activities for the nine months ended September 30, 2002 was the positive effect of the decrease in accounts receivable of $2.0 million; the non-cash expenses, such as depreciation and provision for doubtful accounts, in the amount of $1.5 million; and the positive change to other balance sheet accounts, such as inventories, accounts payable, customer deposits, and other assets and liabilities, in the amount of $0.7 million. These positive effects were offset by a decrease in accrued liabilities of $0.9 million and a decrease in deferred revenue of $0.2 million. The decrease in accounts receivable resulted from increased collection efforts and decreased revenue. The decrease in accrued liabilities is evidence of our decreased spending. The decrease in deferred revenue was caused by the decrease in revenue and order bookings.

         Cash used in investing activities, namely the purchase of property and equipment, was $0.3 million during the nine-month period ended September 30, 2002 as compared to $1.2 million during the nine-month period ended September 30, 2001. During the first nine months of 2002, we purchased capital assets in the amount of $403,000 and collected $73,000 due on the note receivable. For the first nine months of 2001, we purchased capital assets in the amount of $1.3 million offset by cash received from the sale of a certain asset in the amount of $26,000 and received proceeds from the sale of a short-term investment in the amount of $75,000.

         Cash provided by financing activities was $0.1 million during the nine-month period ended September 30, 2002 compared to $1.5 million provided by financing activities during the nine-month period ended September 30, 2001. During the first nine months of 2002, the activity on our line of credit facility resulted in a net borrowing of $0.3 million. Also during 2002, we made payments on our capital lease obligations in the amount of $0.2 million and issued common stock in the amount of $18,000. For the first nine months of 2001, we issued common stock in the amount of $0.2 million and borrowed from our line of credit in the amount of $1.4 million. During that same time period, we made payments on our capital lease obligations in the amount of $0.1 million.

         The Board of Directors approved stock buy-back plans under which we are authorized to repurchase our shares of common stock. As of November 13, 2002, we had repurchased a total of 3,322,432 shares under these plans since November 13, 1998 at an average share price of $3.43 and are authorized to repurchase 365,000 additional shares. We have made no stock repurchases since the fourth quarter of 2000.

Internal Sources of Liquidity

         Due to the recent decline in revenue and order bookings, it was necessary to reduce our operating expenses to a level that can be supported by our company’s revenue. In the third quarter of 2002, we began several initiatives to address our sales efforts, our cost structures, and our cash management in light of the changing economic environment. We began to see the favorable results from these efforts as demonstrated by our lower selling, marketing, and administrative expenses, cost of revenue, and decreased accounts receivable balance. We have decreased the estimated quarterly sales breakeven level to approximately $7.5 million for the fourth quarter of 2002 through staff reductions made during the third quarter of 2002 and further cost reduction strategies, including decreased travel and marketing programs.

         Additionally, we expect to reduce inventory and inventory purchases during the remainder of 2002 by outsourcing the inventory supply for our Vista product line and using current inventory to support our maintenance contracts. In doing so, we will moderately, but positively, affect gross margin and operating cash.

         We believe the continued benefits of these measures will allow us to generate sufficient operating funds from internal sources to successfully run our business in the year ahead. We expect our current cash and cash equivalents, combined with future cash flows from operating activities, to be sufficient to support our operations for the remainder of 2002 and through 2003. We will utilize our credit facility to supplement operational cash needs.

External Sources of Liquidity

         On April 30, 2002, we elected an early termination to our $2.5 million asset-based operating line of credit with a commercial lending institution. In place of that line of credit, on May 14, 2002, we executed an Accounts Receivable Financing Agreement (the “Agreement”) for a one-year, $3.0 million, asset-based, operating line of credit with a commercial banking institution. The maximum cash available under the terms of this Agreement is 80% of the $3.0 million loan value, or $2.4 million. The new line of credit has lower interest rates, lower minimum monthly interest payments, lower facility fee, less stringent covenants, and an increased borrowing base. On July 22, 2002, we entered into a Loan Modification and Forbearance Agreement in which the bank agreed to increase the loan amount to $3.75 million, extend the expiration date to July 14, 2003, and increase the collateral handling fee to 0.75% during a time of non-compliance with the covenants of the Agreement. The maximum cash available under the terms of this Modification is 80% of the $3.75 million loan value, or $3.0 million.

         At September 30, 2002, we were in compliance with all covenants under this Agreement and Modification. At September 30, 2002, our outstanding balance on this credit facility was $1.7 million with an additional $1.3 million available to borrow.

         On November 7, 2002, we entered into an Accounts Receivable Financing Modification Agreement (the “Modification #2”) to the Agreement in which the amended an affirmative, financial covenant. Also, Modification #2 extended the increase in the collateral handling fee until the later of February 1, 2003 or one month following the quarter in which we are in compliance with affirmative covenants listed in the Agreement and no other event of default has occurred.

         In the event that we are unable to continue to reduce costs and generate cash flow from operations and alternative financing arrangements are not available, our operations could be adversely affected.

         In an effort to explore strategic opportunities to support our current business strategies, we have retained the investment banking services of Alliant Partners, a Silicon Valley Bancshares company. See Part II – Item 5 Other Information in this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         Our exposure to market risk in connection with interest rate changes relates to our cash investment portfolio. Our general policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and interest rate risk. We place our investments in instruments with highly rated issuers. We classify all liquid investments with a maturity date of three months or less as cash equivalents. As of September 30, 2002, our earned interest rate on our cash equivalents was 0.24% compared to 1.61% at December 31, 2001. We do not expect any material loss with respect to our cash investment portfolio.

         Our asset-based operating line of credit bears interest at prime plus 3.25%. During the first three quarters of 2002, the prime rate has held steady at 4.75%. At November 13, 2002, we had an outstanding balance of $1.5 million under this line of credit. The full amount was classified as current and will be paid from receipts of customer receivables. Due to the current nature of the debt, the requirement to make payments on the outstanding balance as receivables are collected, and the currently low prime rate, we do not believe that market risk related to this line of credit is significant. We anticipate no material exposure to market risk in connection with interest rate changes, as they relate to our current liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms. The controls and procedures also ensure that the required information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         We entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated as of November 5, 2002, with Enghouse Systems Limited (“Enghouse”) and Arizona Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Enghouse (the “Purchaser”), pursuant to which the Purchaser has commenced a tender offer to purchase all of our outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a price of $0.72 per Share, net to the seller in cash. This tender offer is upon the terms and subject to the conditions set forth in the Purchaser’s Offer to Purchase, dated November 13, 2002 (as amended or supplemented from time to time, the “Offer to Purchase”), and in the related Letter of Transmittal (the “Letter of Transmittal,” which, together with the Offer to Purchase, as each may be amended or supplemented from time to time, collectively constitute the “Offer”). Copies of the Offer to Purchase and the Letter of Transmittal have been mailed to Syntellect stockholders and are filed as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule TO (as amended or supplemented from time to time, the “Schedule TO”) filed by the Purchaser with the Securities and Exchange Commission on November 13, 2002.

         Our board has unanimously approved and adopted the Merger Agreement and the transactions contemplated thereby, and has recommended that our stockholders accept the Offer and tender their Shares pursuant to the Offer. MCM Associates, Ltd., Wynnefield Capital Management, LLC and certain of their respective controlling persons and affiliated entities (the “Holders”), have agreed to tender all of their Shares to the Purchaser in the Offer, pursuant to a Tender and Voting Agreement, dated as of November 5, 2002, among Syntellect, Enghouse and the Holders. The Holders beneficially own an aggregate of approximately 15% of the outstanding Shares. The Company filed its Solicitation/Recommendation Statement on Schedule 14D-9 with the Securities and Exchange Commission on November 13, 2002, a copy of which is being mailed to stockholders with the Schedule TO.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	(10)(v)	Syntellect Inc. Nonemployee Director Stock Plan (as amended through August 6, 2002)

	(10)(vii)(a)	Indemnification Agreement Between Syntellect Inc. and Michael R. Bruce as of August 6, 2002

	(10)(vii)(b)	Indemnification Agreement Between Syntellect Inc. and Anthony V. Carollo as of August 6, 2002

	(10)(vii)(c)	Indemnification Agreement Between Syntellect Inc. and Steven W. Dodenhoff as of August 6, 2002

	(10)(vii)(d)	Indemnification Agreement Between Syntellect Inc. and Dr. Roy A. Herberger as of August 6, 2002

	(10)(vii)(e)	Indemnification Agreement Between Syntellect Inc. and Camille Jayne as of August 6, 2002

	(10)(vii)(f)	Indemnification Agreement Between Syntellect Inc. and Michael D. Kaufman as of August 6, 2002

	(10)(vii)(g)	Indemnification Agreement Between Syntellect Inc. and Kent C. Mueller as of August 6, 2002

	(10)(vii)(h)	Indemnification Agreement Between Syntellect Inc. and Charles F. Sonneborn, III as of August 6, 2002

	(10)(vii)(i)	Indemnification Agreement Between Syntellect Inc. and Timothy P. Vatuone as of August 6, 2002

	(10)(x)(b)	Accounts Receivable Loan Modification Agreement between Syntellect Inc. and Silicon Valley Bank as of November 7, 2002

	(10)(xii)(a)	Change of Control between Syntellect Inc. and Anthony V. Carollo as of August 16, 2002

	(10)(xii)(b)	Change of Control between Syntellect Inc. and Steven W. Dodenhoff as of August 16, 2002

	(10)(xii)(c)	Change of Control between Syntellect Inc. and Charles F. Sonneborn, III as of August 16, 2002

	(10)(xii)(d)	Change of Control between Syntellect Inc. and Peter K. Trompetter as of August 16, 2002

	(10)(xii)(e)	Change of Control between Syntellect Inc. and Timothy P. Vatuone as of August 16, 2002

	(99)(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(99)(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(99)(c)	Certification of Chief Executive Officer

	(99)(d)	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	SYNTELLECT INC.

By: /s/ Timothy P. Vatuone

Timothy P. Vatuone Vice President, Chief Financial Officer, Secretary and Treasurer (Principal financial officer and duly authorized officer of the registrant)